Form 10-Q
period 1997-03-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1997-05-15
CIK 1027283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997
                               ----------------

Commission file number: 1-12639
                       ---------

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                                   94-3254883
------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. employer Identification no.)
  incorporation or organization)

200 Crescent Court, Suite 1350, Dallas, Texas                75201
------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip code)

                                (214) 871-5131
              Registrant's telephone number, including area code:
------------------------------------------------------------------------------

                FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION
------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X      No
                                                       -----      -----

     Number of shares outstanding of registrant's common stock $0.01 par value on May 9, 1997: 1,000 shares


                              Page 1 of 206 pages
                           Exhibit index on page 18

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    FIRST QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART 1    FINANCIAL INFORMATION                                     Page
------                                                              ----

Item 1.   Financial Statements

              Statement of Financial Condition
              March 31, 1997 (unaudited)                               3

              Statement of Operations
              Three Months ended March 31,1997 (unaudited)             4

              Statement of Cash Flows
              Three Months ended March 31, 1997 (unaudited)            5

          Notes to Unaudited Financial Statements                      6-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11-16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                           17

Item 6.   Exhibits and Current Reports on Form 8-K                    18

          Signature                                                   19

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                       STATEMENT OF FINANCIAL CONDITION
                                March 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)


ASSETS:
Residential mortgage loans, net                                                $     967,540
Short-term investments                                                                16,780
Due from affiliates                                                                   12,113
Accrued interest receivable                                                            6,424
                                                                               -------------

     TOTAL ASSETS                                                              $   1,002,857
                                                                               =============

LIABILITIES:

Accrued expenses                                                               $           7
                                                                               -------------

     TOTAL LIABILITIES                                                                     7
                                                                               -------------
Commitments and contingencies                                                             --

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share, liquidation value $25.00 per share, 30,000,000 shares authorized, 20,000,000 shares issued and
     outstanding                                                                     500,000
Common stock, par value $.01 per share, 30,000,000 shares
     authorized, 1,000 shares issued and outstanding                                           --
Additional paid-in capital                                                           500,000
Retained earnings                                                                      2,850
                                                                               -------------

     TOTAL STOCKHOLDERS' EQUITY                                                $   1,002,850
                                                                               -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $   1,002,857
                                                                               =============


See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                            STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1997
                                  (Unaudited)
                                (in thousands)


NET INTEREST INCOME:

Residential mortgage loans                                     $    11,539
          Less: servicing fees paid                                   (564)
                                                               -----------
                                                                    10,975
Short-term investments                                                  67
                                                               -----------
     Net interest income                                            11,042

Provision for loan losses                                             (420)
                                                               -----------
     Net interest income after provision for loan losses            10,622
                                                               -----------

NONINTEREST EXPENSE:

Director fees                                                           34
Professional fees                                                        7
                                                               -----------
     Total noninterest expense                                          41
                                                               -----------
NET INCOME                                                     $    10,581
                                                               ===========



See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                            STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1997
                                  (Unaudited)
                                (in thousands)


OPERATING ACTIVITIES:


Net Income                                                                                $     10,581
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred loan fees and direct origination costs and purchase
          discounts and premiums, net                                                               22
     Provision for loan losses                                                                     420
     Increase in accrued interest receivable                                                      (245)
     Increase in due from affiliates                                                              (154)
     Increase in accrued expenses                                                                    7
                                                                                          ------------

Net cash provided by operating activities                                                       10,631
                                                                                          ------------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                    (992,716)
Mortgage loan principal repayments                                                              13,692
Purchase of accrued interest receivable                                                         (6,179)
                                                                                          ------------

Net cash used by investing activities                                                         (985,203)
                                                                                          ------------

FINANCING ACTIVITIES:

Proceeds from capital contributed by bank                                                      499,083
Proceeds from preferred stock issued                                                           500,000
Preferred stock dividends paid                                                                  (7,731)
                                                                                          ------------

Net cash provided by financing activities                                                      991,352
                                                                                          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       16,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    --
                                                                                          ------------

CASH AND CASH EQUIVALENTS AT MARCH 31, 1997                                               $     16,780
                                                                                          ============


See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank, a Federal Savings Bank (the "Bank").

On January 31, 1997, the Company commenced its operations upon consummation of an initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500,000,000. The Series A Preferred Shares are traded on the New York Stock Exchange. Expenses incurred relative to the offering and the formation of the Company were borne by the Bank.

Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company. As of March 31, 1997, $917,000 of the capital contributed by the Bank was a noninterest-bearing receivable from the Bank which is included in due from affiliates on the Company's statement of financial condition and was repaid in April 1997.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contribution by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $992,716,000. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values. The Company has entered into a servicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") to service the Company's mortgage assets.

The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the statement of financial condition and accompanying note thereto as of December 31, 1996 included in the Company's Registration Statement on Form S-11. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Registration Statement on Form S-11.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

As the Company's common stock is wholly owned by the Bank, earnings per share data is not presented.

A statement of condition at December 31, 1996 is not presented as operations did not commence until January 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Residential Mortgage Loans:

         Residential mortgage loans are carried at the principal amount outstanding, net of deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized as income. Uncollectible interest on loans that are contractually past due ninety days or more is charged off, based on management's periodic evaluation. Amortization of premiums, discounts and deferred fees net of deferred direct origination costs associated with loans that are on nonaccrual are discontinued. An allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

         Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"), a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment.

         Residential mortgage loans consist of adjustable rate mortgages which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(b)      Allowance for loan losses:

         The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions.

         Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

(c)      Cash and Cash Equivalents:

         For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and other short-term investment securities with original maturities of three months or less.

(d)      Income Taxes:

         The Company will elect to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. As the Company expects to qualify as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

NOTE 3 - RESIDENTIAL MORTGAGE LOANS, NET

At March 31, 1997, residential mortgage loans, net consisted of the following (in thousands):



1-4 unit residential mortgage loans                                            $     972,618
Deferred loan fees and direct origination costs and purchase discounts
     and premiums, net                                                                   342
Allowance for loan losses                                                             (5,420)
                                                                               -------------
Total residential mortgage loans, net                                          $     967,540
                                                                               =============

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

Holders of Series A Preferred Shares will be entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares will be payable quarterly in arrears, if authorized and declared, on the last day of March, June, September and December.

Dividends on common stock will be paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The servicing agreement can be terminated without cause with at least thirty days written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fees paid totaled $564,000 for the three months ended March 31, 1997. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. No disposition fees were earned during the three months ended March 31, 1997.

In its capacity as servicer, FNMC holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled $11,042,000 at March 31, 1997. Such payments will be passed through to the Company in April as provided in the servicing agreement. At March 31, 1997, trust funds of approximately $1,082,000 representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 28, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No.127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127 on January 1, 1997. Such adoption did not have a material impact on the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (formerly First Nationwide Preferred Capital Corporation)
                             FINANCIAL HIGHLIGHTS
                   For The Three Months Ended March 31, 1997
                            (dollars in thousands)


STATEMENT OF OPERATIONS:

Net interest income                                     $        11,042

Net interest income after provision for loan losses     $        10,622

Net income                                              $        10,581

STATEMENT OF CONDITION:

Residential mortgage loans, net                         $       967,540

Total assets                                            $     1,002,857

Total stockholders' equity                              $     1,002,850

Average yield on mortgage loans                                    7.32%

OVERVIEW

California Federal Preferred Capital Corporation's principal business objective is to acquire, hold and manage residential mortgage loans that will generate net income for distribution to stockholders. The Company currently intends to invest in residential mortgage loans only. The Company's current policy prohibits the acquisition of any mortgage loan which is delinquent at the time of the proposed acquisition or which meets certain criteria for non-performance during the preceding 12 months. The Company currently expects that substantially all of the residential mortgage loans to be acquired will be adjustable rate loans; however, the Company may from time to time acquire fixed interest rate residential mortgage loans. The Company anticipates it will continue to acquire all of its residential mortgage loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one-to-four-unit) residential real estate properties, although mortgage loans may be acquired from unaffiliated third parties. The Company may from time to time acquire fixed rate or variable rate mortgage-backed securities issued or guaranteed by agencies of the federal government or government sponsored agencies. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential, multifamily or commercial real estate properties located throughout the United States.

On January 31, 1997, the Company commenced its operations upon the initial public offering of 20,000,000 shares of the Company's Series A Preferred Shares, which raised $500,000,000. The Series A Preferred Shares are traded on the New York Stock Exchange. Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company. All common shares are held by the Bank.

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the common stock of the Company. The Bank's wholly-owned subsidiary, First Nationwide Mortgage Corporation ("FNMC") services the Company's residential mortgage loans in its role as Servicer under the Servicing Agreement.

The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of residential mortgage loans from, or disposition of residential mortgage loans to, the Bank, FNMC or their affiliates and the modification of the Servicing Agreement.

It is the intention of the Company and the Bank that any agreements and transactions between the Company on the one hand and the Bank or one of its affiliates on the other hand, are fair to all parties and consistent with market terms for such types of transactions. The requirement in the Company's charter that certain actions of the Company be approved by a majority of the independent directors is also intended to promote fair dealings between the Company and the Bank and its affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

The Company reported net interest income of approximately $11,042,000 which was comprised of approximately $10,975,000 ($11,539,000 gross interest income less $564,000 servicing fees paid) from residential mortgages and $67,000 from short-term investments, representing a total average yield on earning assets of 7.30%. Net interest income after a $420,000 provision for loan losses was approximately $10,622,000. After deduction of approximately $34,000 in director fees and $7,000 in professional fees, the Company reported net income of approximately $10,581,000.

In March 1997, the Company declared and paid a dividend of approximately $7,731,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended March 31, 1997 totaled $2,850,000.

RESIDENTIAL MORTGAGE LOANS

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase residential mortgage loans with estimated fair values totaling approximately $992,716,000. As of March 31, 1997, the Company had $967,540,000 invested in residential mortgage loans, representing a 2.5% decline in the initial amount invested principally due to principal collections. Management intends to reinvest principal collections in additional residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis beginning in the near future.

At March 31, 1997, there were no nonaccrual residential mortgage loans.

The following table reflects residential mortgage loans with past due principal and interest payments as of March 31, 1997:


                                Principal Balance        Percent of Total Loans
                                  (in thousands)
--------------------------------------------------------------------------------
30 to 59 days past due             $   1,589                    0.16%

60 to 89 days past due             $     596                    0.06%
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of March 31, 1997 to be adequate. Although the Company considers that is has sufficient allowances to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the three months ended March 31, 1997:



ALLOWANCE FOR LOAN LOSSES
     (in thousands)
------------------------------------------------------------------------------

     Balance - January 1, 1997                                     $         --
     Allowance attributable to loans purchased from the Bank              5,000
     Provision for loan losses                                              420
     Charge-offs                                                             --
     Recoveries                                                              --
                                                                   ------------
     Balance - March 31, 1997                                      $      5,420
                                                                   ============

--------------------------------------------------------------------------------


The Company's allowance coverage ratio (allowance for loan losses to loans at period-end) at March 31, 1997 was 0.56%.

INTEREST RATE RISK

The Company's income consists primarily of interest payments on residential mortgage loans. The Company anticipates that most of its residential mortgage loans will bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the residential mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment the Company may experience an increase in prepayments on its residential mortgage loans and may find it more difficult to purchase additional residential mortgage loans bearing rates sufficient to support payment of the dividends on the Series A Preferred Shares. In addition, certain residential mortgage loan products which the Company holds will allow borrowers in such an interest rate environment to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a lower fixed interest rate. Because the dividend rate on the Series A Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay such dividends.

In addition, approximately 49% of the residential mortgage loans held by the Company at March 31, 1997 have the potential to negatively amortize, while approximately 11% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in income available to be distributed to its stockholders where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Certain geographic regions of the United States from time to time will experience natural disasters or weaker regional economic conditions and housing markets and, consequently, may experience higher rates of loss and delinquency on residential mortgage loans generally. Any concentration of the residential mortgage loans in such a region may present risks in addition to those generally present with respect to residential mortgage loans.

The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of March 31, 1997:

                                            Book Value
                                          (in thousands)           Percent
--------------------------------------------------------------------------------
California                                  $  851,461               87.5%
Florida                                         36,905                3.8%
Other states (no state has more than 2%)        84,594                8.7%
                                            ----------             -------
                                            $  972,960              100.0%
                                            ==========             =======

--------------------------------------------------------------------------------


Approximately 87.5% of the Company's total residential mortgage loan portfolio are loans secured by residential real estate properties located in California. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT:

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT. See "--Other Matters".

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional residential mortgage loans and to pay dividends on the Series A Preferred Shares. The acquisition of additional residential mortgage loans is funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The payment of dividends on the Series A Preferred Shares will be made from legally available funds, principally arising from the operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the residential mortgage loans. The Company does not have and does not anticipate having any material capital expenditures.

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its REIT taxable income to its common and preferred stockholders. The company currently expects to distribute annually dividends equal to approximately 100% of the Company's REIT taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying statement of cash flows, the primary sources of funds during the three months ended March 31, 1997 were $500,000,000 from the issuance of the Series A Preferred Shares, and $499,083,000 additional capital contributed by the Bank. Additional significant sources of funds were $10,631,000 provided by operating activities and $13,692,000 provided by mortgage loan principal repayments. The primary uses of funds were $992,716,000 and $6,179,000 in purchases of mortgage loans and accrued interest receivable, respectively and $7,731,000 in preferred stock dividends paid.

OTHER MATTERS:

As of March 31, 1997, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Internal Revenue Code.
The Company calculates:

o its Qualified REIT Assets, as defined in the Code, to be 99% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

o that 99% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules.

o none of the revenues during the period ended March 31, 1997 was subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not the subject of any material litigation. None of the Company, the Bank or any of its affiliates is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the residential mortgage loans included in the portfolio other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.

PART II           OTHER INFORMATION

Item 6.           Exhibits and Current Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.



                               INDEX TO EXHIBITS
                             SEQUENTIALLY NUMBERED



EXHIBIT
  NO.         EXHIBITS
-------       --------
  3.1         Amended and Restated Charter of the Registrant

  3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)).

 10.1 Mortgage Loan Purchase and Warranties Agreement, dated as of January 24, 1997, by and between California Federal Preferred Capital Corporation and California Federal Bank, A Federal Savings Bank.

 10.2 Servicing Agreement, entered into as of January 31, 1997, by and between First Nationwide Mortgage Corporation and California Federal Preferred Capital Corporation.

 27           Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             California Federal Preferred Capital Corporation


                                          /s/ Richard H. Terzian
                                          -----------------------------------
                                          By: Richard H. Terzian
                                              Executive Vice President, Chief
                                              Financial Officer and Director

                                              (Signing on behalf of the
                                              Registrant and as the Principal
                                              Financial Officer)


May 14, 1997