Form 10-Q
period 1997-06-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1997-08-13
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997   Commission file number: 1-12639
                                -------------                           -------

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                            94-3254883
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                             Identification no.)

200 Crescent Court, Suite 1350, Dallas, Texas                      75201
-------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip code)

                                 (214) 871-5131
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X]     No [ ]

     Number of shares outstanding of registrant's common stock $0.01 par value on August 8, 1997: 1,000 shares

                               Page 1 of 23 pages
                            Exhibit index on page 20

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    SECOND QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                            Page


Item 1.  Financial Statements

             Statement of Financial Condition
             June 30, 1997 (unaudited)                                     3

             Statements of Operations
             Six Months and Three Months ended June 30,1997 (unaudited)    4

             Statement of Cash Flows
             Six Months ended June 30, 1997 (unaudited)                    5

         Notes to Unaudited Financial Statements                           6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 6.  Exhibits and Current Reports on Form 8-K                         20

         Signature                                                        21

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                        STATEMENT OF FINANCIAL CONDITION
                                 June 30, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)

ASSETS:

Residential mortgage loans, net                                                   $  952,380
Short-term investments                                                                36,848
Due from affiliates                                                                   14,110
Accrued interest receivable                                                            5,454
                                                                                  ----------

     TOTAL ASSETS                                                                 $1,008,792
                                                                                  ==========

LIABILITIES:

Due to affiliates                                                                 $      547
Accounts payable and accrued liabilities                                                 268
                                                                                  ----------

     TOTAL LIABILITIES                                                                   815
                                                                                  ----------
Commitments and contingencies                                                             --

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share, liquidation value $25.00 per
  share, 30,000,000 shares authorized, 20,000,000 shares issued and outstanding      500,000
Common stock, par value $.01 per share, 30,000,000 shares authorized, 1,000
  shares issued and outstanding                                                           --
Additional paid-in capital                                                           500,000
Retained earnings                                                                      7,977
                                                                                  ----------

     TOTAL STOCKHOLDERS' EQUITY                                                    1,007,977
                                                                                  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,008,792
                                                                                  ==========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                            STATEMENTS OF OPERATIONS
                Six Months and Three Months Ended June 30, 1997
                                  (Unaudited)
                                 (in thousands)

                                                     SIX MONTHS     THREE MONTHS
                                                        ENDED           ENDED
                                                    JUNE 30, 1997   JUNE 30, 1997
                                                    -------------   -------------
NET INTEREST INCOME:

Residential mortgage loans                            $ 29,319        $ 17,780
      Less: servicing fee expense                       (1,492)           (928)
                                                      --------        --------
                                                        27,827          16,852
Short-term investments                                     414             347
                                                      --------        --------
   Net interest income                                  28,241          17,199

Provision for loan losses                               (1,050)           (630)
                                                      --------        --------
   Net interest income after provision for loan         27,191          16,569
   losses                                             --------        --------

NONINTEREST EXPENSE:

Director fees                                               34              --
Professional fees                                           23              16
Other                                                       20              20
                                                      --------        --------
   Total noninterest expense                                77              36
                                                      --------        --------

NET INCOME                                              27,114          16,533

Preferred stock dividends                               19,137          11,406
                                                      --------        --------

NET INCOME AVAILABLE TO COMMON
     STOCKHOLDER                                      $  7,977        $  5,127
                                                      ========        ========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)

                            STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1997
                                  (Unaudited)
                                 (in thousands)

OPERATING ACTIVITIES:

Net income                                                                          $    27,114
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred loan fees and direct origination costs and purchase
    discounts and premiums, net                                                              97
  Provision for loan losses                                                               1,050
  Decrease in accrued interest receivable                                                   733
  Increase in due to affiliates                                                              10
  Increase in accounts payable and accrued liabilities                                      268
                                                                                    -----------
Net cash provided by operating activities                                                29,272
                                                                                    -----------
INVESTING ACTIVITIES:

Purchase of mortgage loans                                                           (1,019,491)
Mortgage loan principal repayments                                                       52,391
Purchase of accrued interest receivable                                                  (6,187)
                                                                                    -----------
Net cash used by investing activities                                                  (973,287)
                                                                                    -----------
FINANCING ACTIVITIES:

Proceeds from capital contributed by Bank                                               500,000
Proceeds from preferred stock issued                                                    500,000
Preferred stock dividends paid                                                          (19,137)
                                                                                    -----------
Net cash provided by financing activities                                               980,863
                                                                                    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                36,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           --
                                                                                    -----------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1997                                          $    36,848
                                                                                    ===========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank, A Federal Savings Bank (the "Bank").

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500,000,000. The Series A Preferred Shares are traded on the New York Stock Exchange. Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996,489,000. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values. The Company has entered into a servicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") to service the Company's mortgage assets.

The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

A statement of financial condition at December 31, 1996 is not presented as operations did not commence until January 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

(a)      Residential Mortgage Loans:

         Residential mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. It is the Company's policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts and deferred fees net of deferred direct origination costs associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

         Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"), a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on
         (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment.

         Residential mortgage loans consist primarily of adjustable rate mortgages which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

(c)      Cash and Cash Equivalents:

         For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and other short-term investments with original maturities of three months or less.

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

NOTE 3 - RESIDENTIAL MORTGAGE LOANS, NET
----------------------------------------

At June 30, 1997, residential mortgage loans, net consisted of the following (in thousands):

1-4 unit residential mortgage loans                                $ 958,121
Deferred loan fees and direct origination costs and purchase
  discounts and premiums, net                                            309
Allowance for loan losses                                             (6,050)
                                                                   ---------
Total residential mortgage loans, net                              $ 952,380
                                                                   =========

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS
------------------

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the six months ended June 30, 1997 to the holders of the Series A Preferred Shares totalled approximately $19,137,000.

Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common dividends paid during the six months ended June 30, 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The servicing agreement can be terminated without cause with at least 30 days written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $1,492,000 and $928,000 for the six and three months ended June 30, 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. No disposition fees were earned during the six months and three months ended June 30, 1997.

In its capacity as servicer, FNMC holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totalled approximately $14,110,000 at June 30, 1997 and was recorded as due from affiliates. Such payments were passed through to the Company in July as provided in the servicing agreement. At June 30, 1997, trust funds of approximately $1,673,000, representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying unaudited financial statements.

As of June 30, 1997 the Company owed the Bank approximately $547,000 in connection with the settlement of loans purchased from the Bank. This amount was paid to the Bank during August 1997.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------

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

In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127 on January 1, 1997. Such adoption did not have a material impact on the Company's financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion - 1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This statement supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement for ease of retrieval and for greater visibility to non-public entities. This statement is effective for financial statements for periods ending after December 15, 1997. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 129 is adopted.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (FORMERLY FIRST NATIONWIDE PREFERRED CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
           (formerly First Nationwide Preferred Capital Corporation)

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statement.

                              FINANCIAL HIGHLIGHTS

As of June 30, 1997 and for the Six Months and Three Months Ended June 30, 1997
                            (dollars in thousands)

                                                              SIX MONTHS        THREE MONTHS
                                                                 ENDED              ENDED
                                                             JUNE 30, 1997      JUNE 30, 1997
                                                             -------------      -------------
STATEMENTS OF OPERATIONS:

Net interest income                                           $    28,241        $    17,199
Net interest income after provision for loan losses           $    27,191        $    16,569
Net income                                                    $    27,114        $    16,533
Average yield on mortgage loans                                      7.01%              6.91%

STATEMENT OF CONDITION AS OF JUNE 30, 1997:

Residential mortgage loans, net                               $   952,380
Total assets                                                  $ 1,008,792
Total stockholders' equity                                    $ 1,007,977

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

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. FNMC services the Company's residential mortgage loans in its role as Servicer under the Servicing Agreement.

The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, (i) future acquisitions of residential mortgage loans from, or sales of residential mortgage loans to, the Bank, FNMC or their affiliates and (ii) the modification of the Servicing Agreement.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997

The Company reported net interest income of approximately $28,241,000 for the six months ended June 30, 1997 which was comprised of approximately $27,827,000 ($29,319,000 gross interest income less $1,492,000 servicing fee expense) from residential mortgage loans and $414,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.01% and on earning assets of 6.95%, based on average outstanding asset balances of approximately $794,066,000 and $812,652,000, respectively. The computation of the average yields on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company included in due from affiliates on the statement of financial condition. Net interest income after a $1,050,000 provision for loan losses was approximately $27,191,000. After deduction of approximately $34,000 in director fees, $23,000 in professional fees and $20,000 in other expenses, the Company reported net income of approximately $ 27,114,000.

During the six months ended June 30, 1997, the Company declared and paid dividends of approximately $19,137,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the six months ended June 30, 1997 totalled $7,977,000.

Three Months Ended June 30, 1997

The Company reported net interest income of approximately $17,199,000 for the three months ended June 30, 1997 which was comprised of approximately $16,852,000 ($17,780,000 gross interest income less $928,000 servicing fee expense) from residential mortgage loans and $347,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.91% and on earning assets of 6.84%, based on average outstanding asset balances of approximately $974,897,000 and $1,006,563,000, respectively. The computation of the average yields on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company included in due from affiliates on the statement of financial condition. Net interest income after a $630,000 provision for loan losses was approximately $16,569,000. After deduction of approximately $16,000 in professional fees and $20,000 in other expenses, the Company reported net income of approximately $16,533,000.

During the three months ended June 30, 1997, the Company declared and paid dividends of approximately $11,406,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended June 30, 1997 totalled $5,127,000.

RESIDENTIAL MORTGAGE LOANS

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans with estimated fair values totalling approximately $996,489,000. No additional loans were purchased during the first quarter of 1997. The Company used principal collections to purchase additional residential mortgage loans totaling approximately $23,539,000 during the three months ended June 30, 1997. As of June 30, 1997, the Company had $952,380,000 invested in net residential mortgage loans, representing a 4.4% decline in the initial amount invested principally due to principal collections. Management intends to continue to reinvest principal collections in additional residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis.

At June 30, 1997, nonaccruing residential mortgage loans totalled $2,604,000, or 0.27% of the total portfolio.

The following table reflects residential mortgage loans with past due principal and interest payments as of June 30, 1997:

                                    Principal Balance (in          Percent
                                         thousands)            of Total Loans
-------------------------------------------------------------------------------
30 to 59 days past due                       $770                   0.08%

60 to 89 days past due                     $1,455                   0.15%

90 days or more past due                   $2,604                   0.27%
-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of June 30, 1997 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the six months ended June 30, 1997:

ALLOWANCE FOR LOAN LOSSES
  (in thousands)
-------------------------------------------------------------------------------
  Balance - January 1, 1997                                            $    --
  Allowance attributable to loans purchased from the Bank                5,000
  Provision for loan losses                                              1,050
  Charge-offs                                                               --
  Recoveries                                                                --
                                                                       -------
  Balance - June 30, 1997                                              $ 6,050
                                                                       =======
-------------------------------------------------------------------------------

The Company's allowance coverage ratio (allowance for loan losses to loans at period-end) at June 30, 1997 was 0.64%, while the Company's ratio of allowance for loan losses to non-performing loans at June 30, 1997 was 232.33%.

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

In addition, approximately 48% of the residential mortgage loans held by the Company at June 30, 1997 have the potential to negatively amortize, while approximately 11% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.8 million as of June 30, 1997. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Certain geographic regions of the United States from time to time may experience natural disasters or weaker regional economic conditions and housing markets and, consequently, may experience higher rates of loss and delinquency on residential mortgage loans generally. Any concentration of the residential mortgage loans in such a region may present risks in addition to those generally present with respect to residential mortgage loans.

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of June 30, 1997:

                                                    Book Value
                                                  (in thousands)      Percent
-------------------------------------------------------------------------------
California                                          $836,472            87.3%
Florida                                               37,368             3.9%
Other states (35 states and Washington, D.C.; no
  state has more than 2%)                             84,590             8.8%
                                                    --------           -----
                                                    $958,430           100.0%
                                                    ========           =====
-------------------------------------------------------------------------------

The 87.3% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT:

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT. See " -- Other Matters".

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

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the Internal Revenue Code ("IRC"), to its common and preferred stockholders. The company currently expects to distribute dividends annually equal to approximately 100% of the Company's adjusted REIT taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying statement of cash flows, the primary sources of funds during the six months ended June 30, 1997 were $500,000,000 from the issuance of the Series A Preferred Shares, and $500,000,000 additional capital contributed by the Bank. Additional significant sources of funds were $29,272,000 provided by operating activities and $52,391,000 provided by mortgage loan principal repayments. The primary uses of funds were $1,019,491,000 and $6,187,000 in purchases of mortgage loans and accrued interest receivable, respectively and $19,137,000 in preferred stock dividends paid.

OTHER MATTERS:

As of June 30, 1997, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 96% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets;

b. that 99% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules; and

c. none of the revenues during the six months ended June 30, 1997 was subject to the 30% income limitation under the REIT rules.

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

No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                               INDEX TO EXHIBITS
                             SEQUENTIALLY NUMBERED

EXHIBIT
  NO.                               EXHIBITS
-------                             --------

  3.1 Amended and Restated Charter of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

  3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)).

 27.1         Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             California Federal Preferred Capital Corporation


                                         /s/ Richard H. Terzian
                             ------------------------------------------------
                             By:  Richard H. Terzian
                                  Executive Vice President, Chief Financial
                                  Officer and Director

                                  (Signing on behalf of the Registrant and as the Principal Financial Officer)

August 13, 1997