Form 10-Q
period 1997-09-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1997-11-12
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 1997
                                 ------------------

Commission file number: 1-12639
                        -------

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

                                                Yes...X....       No.....

         Number of shares outstanding of registrant's common stock $0.01 par value on November 7, 1997: 1,000 shares



                               Page 1 of 24 pages
                            Exhibit index on page 20

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART 1            FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Statement of Financial Condition
                      September 30, 1997 (unaudited)                         3

                      Statements of Operations
                      Nine Months and Three Months
                      ended September 30,1997 (unaudited)                    4

                      Statement of Cash Flows
                      Nine Months ended September 30, 1997 (unaudited)       5

                  Notes to Unaudited Financial Statements                 6-11

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       12-18


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                         19

Item 6.           Exhibits and Current Reports on Form 8-K                  20

                  Signature                                                 21

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF FINANCIAL CONDITION
                               September 30, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)


ASSETS:

Residential mortgage loans, net                                    $  964,519
Short-term investments                                                 20,894
Due from affiliates                                                    23,897
Accrued interest receivable                                             5,711
Foreclosed real estate                                                    262
                                                                   ----------

     TOTAL ASSETS                                                  $1,015,283
                                                                   ==========

LIABILITIES:

Due to affiliates                                                  $       77
Accounts payable and accrued liabilities                                  286
                                                                   ----------

     TOTAL LIABILITIES                                                    363
                                                                   ----------
Commitments and contingencies                                              --

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share,
     liquidation value $25.00 per share,
     30,000,000 shares authorized, 20,000,000
     shares issued and outstanding                                    500,000
Common stock, par value $.01 per share,
     30,000,000 shares authorized, 1,000
     shares issued and outstanding                                         --
Additional paid-in capital                                            500,000
Retained earnings                                                      14,920
                                                                   ----------

     TOTAL STOCKHOLDERS' EQUITY                                     1,014,920
                                                                   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,015,283
                                                                   ==========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
             Nine Months and Three Months Ended September 30, 1997
                                  (Unaudited)
                                 (in thousands)


                                            NINE MONTHS         THREE MONTHS
                                               ENDED                ENDED
                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                         ------------------  ------------------
NET INTEREST INCOME:

Residential mortgage loans                    $48,869              $19,550
          Less: servicing fee expense          (2,410)                (918)
                                              -------              -------
                                               46,459               18,632
Short-term investments                            787                  373
                                              -------              -------
     Net interest income                       47,246               19,005

Provision for loan losses                      (1,680)                (630)
                                              -------              -------

     Net interest income after
          provision for loan losses            45,566               18,375
                                              -------              -------

NONINTEREST EXPENSE:

Director fees                                      34                   --
Professional fees                                  37                   14
Other                                              32                   12
                                              -------             --------

     Total noninterest expense                    103                   26
                                              -------             --------

NET INCOME                                     45,463               18,349

Preferred stock dividends                      30,543               11,406
                                              -------              -------

NET INCOME AVAILABLE TO COMMON
     STOCKHOLDER                              $14,920              $ 6,943
                                              =======              =======



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1997
                                  (Unaudited)
                                 (in thousands)


OPERATING ACTIVITIES:

Net income                                                       $    45,463
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of deferred loan fees and
          direct origination costs and
          purchase discounts and premiums, net                           120
     Provision for loan losses                                         1,680
     Increase in due from affiliates                                    (342)
     Decrease in accrued interest receivable                             858
     Increase in due to affiliates                                        77
     Increase in accounts payable and accrued liabilities                286
                                                                 -----------
Net cash provided by operating activities                             48,142
                                                                 -----------
INVESTING ACTIVITIES:

Purchase of mortgage loans                                        (1,117,112)
Mortgage loan principal repayments                                   126,976
Purchase of accrued interest receivable                               (6,569)
                                                                 -----------
Net cash used by investing activities                               (996,705)
                                                                 -----------
FINANCING ACTIVITIES:

Proceeds from capital contributed by Bank                            500,000
Proceeds from preferred stock issued                                 500,000
Preferred stock dividends paid                                       (30,543)
                                                                 -----------
Net cash provided by financing activities                            969,457
                                                                 -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             20,894
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --
                                                                 -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1997                  $    20,894
                                                                 ===========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ( "SFAS No. 118"), a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on
         (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 - RESIDENTIAL MORTGAGE LOANS, NET

At September 30, 1997, residential mortgage loans, net consisted of the following (in thousands):


1-4 Unit residential mortgage loans                           $970,741
Deferred loan fees and direct origination costs
     and purchase discounts and premiums, net                      458
Allowance for loan losses                                       (6,680)
                                                              --------
Total residential mortgage loans, net                         $964,519
                                                              ========

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the nine months ended September 30, 1997 to the holders of the Series A Preferred Shares totaled approximately $30,543,000.

Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common dividends paid during the nine months ended September 30, 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The servicing agreement can be terminated without cause with at least 30 days written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totaled $2,410,000 and $918,000 for the nine and three months ended September 30, 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. No disposition fees were earned during the nine months and three months ended September 30, 1997.

In its capacity as servicer, FNMC holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled approximately $23,897,000 at September 30, 1997 and was recorded as due from affiliates. Substantially all of such payments were passed through to the Company in October as provided in the servicing agreement. At September 30, 1997, trust funds of approximately $2,489,000, representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying unaudited financial statements.

As of September 30, 1997 the Company owed the Bank approximately $77,000 in connection with the settlement of loans purchased from the Bank and expenses incurred by the Company to be reimbursed to the Bank. This amount was paid to the Bank during October 1997.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's financial statements.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                              FINANCIAL HIGHLIGHTS

              As of September 30, 1997 and for the Nine Months and
                     Three Months Ended September 30, 1997
                            (dollars in thousands)


                                           NINE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                        SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                        ------------------  ------------------
STATEMENTS OF OPERATIONS:

Net interest income                         $   47,246           $19,005
Net interest income after provision
    for loan losses                         $   45,566           $18,375
Net income                                  $   45,463           $18,349
Average yield on mortgage loans                  7.22%             7.55%

STATEMENT OF CONDITION AS OF
     SEPTEMBER 30, 1997:

Residential mortgage loans, net             $  964,519
Total assets                                $1,015,283
Total stockholders' equity                  $1,014,920

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

It is the intention of the Company and the Bank that any agreements and transactions between the Company on the one hand and the Bank or one of its affiliates on the other hand are fair to all parties and consistent with market terms for such types of transactions. The requirement in the Company's charter that certain actions of the Company be approved by a majority of the independent directors is also intended to promote fair dealings between the Company and the Bank and its affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as would have been obtained from unaffiliated third parties.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997

The Company reported net interest income of approximately $47,246,000 for the nine months ended September 30, 1997 which was comprised of approximately $46,459,000 ($48,869,000 gross interest income less $2,410,000 servicing fee expense) from residential mortgage loans and $787,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.22% and on earning assets of 7.16%, based on average outstanding asset balances of approximately $858,434,000 and $880,238,000, respectively. The computation of the average yields on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company included in due from affiliates on the statement of financial condition. Net interest income after a $1,680,000 provision for loan losses was approximately $45,566,000. After deduction of approximately $34,000 in director fees, $37,000 in professional fees and $32,000 in other expenses, the Company reported net income of approximately $ 45,463,000.

During the nine months ended September 30, 1997, the Company declared and paid dividends of approximately $30,543,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the nine months ended September 30, 1997 totaled $14,920,000.

Three Months Ended September 30, 1997

The Company reported net interest income of approximately $19,005,000 for the three months ended September 30, 1997 which was comprised of approximately $18,632,000 ($19,550,000 gross interest income less $918,000 servicing fee expense) from residential mortgage loans and $373,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.55% and on earning assets of 7.49%, based on average outstanding asset balances of approximately $987,171,000 and $1,015,306,000, respectively. The computation of the average yields on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company included in due from affiliates on the statement of financial condition. Net interest income after a $630,000 provision for loan losses was approximately $18,375,000. After deduction of approximately $14,000 in professional fees and $12,000 in other expenses, the Company reported net income of approximately $18,349,000.

During the three months ended September 30, 1997, the Company declared and paid dividends of approximately $11,406,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended September 30, 1997 totaled $6,943,000.

RESIDENTIAL MORTGAGE LOANS

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans with estimated fair values totaling approximately $996,489,000. The Company used principal collections to purchase additional residential mortgage loans totaling approximately $120,623,000 during the nine months ended September 30, 1997. As of September 30, 1997, the Company had $964,519,000 invested in net residential mortgage loans, representing a 3.2% decline in the initial amount invested principally due to principal collections. Management intends to continue to reinvest principal collections in additional residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis.

At September 30, 1997, nonaccruing residential mortgage loans totaled $2,058,000, or .21% of the total portfolio.

The following table reflects residential mortgage loans with past due principal and interest payments as of September 30, 1997:


                                      Principal Balance             Percent
                                       (in thousands)            of Total Loans
-------------------------------------------------------------------------------

 30 to 59 days past due                   $ 1,964                    .20%

 60 to 89 days past due                   $ 2,631                    .27%

 90 days or more past due                 $ 2,058                    .21%

-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of September 30, 1997 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the nine months ended September 30, 1997:


ALLOWANCE FOR LOAN LOSSES
     (in thousands)
-------------------------------------------------------------------------------

     Balance - January 1, 1997                                   $    --
     Allowance attributable to loans purchased from the Bank       5,000
     Provision for loan losses                                     1,680
     Charge-offs                                                      --
     Recoveries                                                       --
                                                                 -------
     Balance - September 30, 1997                                $ 6,680
                                                                 =======

-------------------------------------------------------------------------------

The Company's allowance coverage ratio (allowance for loan losses to loans at period-end) at September 30, 1997 was .69%, while the Company's ratio of allowance for loan losses to non-performing loans at September 30, 1997 was 325%.

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

In addition, approximately 46% of the residential mortgage loans held by the Company at September 30, 1997 have the potential to negatively amortize, while approximately 11% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.9 million as of September 30, 1997. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of September 30, 1997:


                                                     Book Value
                                                   (in thousands)      Percent
-------------------------------------------------------------------------------

California                                            $842,527           86.8%
Florida                                                 38,595            4.0%
Other states (35 states and Washington, D.C.; no
     state has more than 2%)                            90,077            9.2%
                                                      --------          ------
                                                      $971,199          100.0%
                                                      ========          ======

-------------------------------------------------------------------------------

The 86.8% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT:

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT. See " -- Other Matters."

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

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the Internal Revenue Code ("IRC"), to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to approximately 100% of the its adjusted REIT taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying statement of cash flows, the primary sources of funds during the nine months ended September 30, 1997 were $500,000,000 from the issuance of the Series A Preferred Shares, and $500,000,000 additional capital contributed by the Bank. Additional significant sources of funds were $48,142,000 provided by operating activities and $126,976,000 provided by mortgage loan principal repayments. The primary uses of funds were $1,117,112,000 and $6,569,000 in purchases of mortgage loans and accrued interest receivable, respectively, and $30,543,000 in preferred stock dividends paid.

OTHER MATTERS:

As of September 30, 1997, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 98% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets;

b. that 98% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules; and

c. none of the revenues during the nine months ended September 30, 1997 was subject to the 30% income limitation under the REIT rules.

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

No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.



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

  27.1             Financial Data Schedule.

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


November 12, 1997