Form 10-K
period 1997-12-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1998-03-30
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                        Commission file number: 1-12639

 -----------------------------------------------------------------------------
                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

------------------------------------------------------------------------------------------------------------
       Maryland                                                                   94-3254883
(State or other jurisdiction of incorporation or organization          (I.R.S. employer  Identification no.)
------------------------------------------------------------------------------------------------------------
200 Crescent Court, Suite 1350, Dallas, Texas                                        75201
(Address of principal executive offices)                                           (Zip code)
------------------------------------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (214) 871-5131

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                                   Name of each exchange on which registered
9-1/8% Noncumulative Exchangeable Preferred Stock, Series A                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 23, 1998: N/A

     Number of shares outstanding of registrant's common stock $0.01 par value on March 23, 1998: 1,000 shares

                      Documents Incorporated by Reference
                                      None
                               Page 1 of 45 pages
                            Exhibit index on page 26

                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                    PART I

                                                                                                                   Page
ITEM 1.        Business..........................................................................................     3
                              General............................................................................     3
                              Description of Common Stock........................................................     3
                              Description of Series A Preferred Shares...........................................     4
                              Dividend Policy....................................................................    10
                              The Bank...........................................................................    10
                              Residential Mortgage Loans.........................................................    11
                              Credit Risk Management Policies....................................................    11
                              Delinquencies and Nonperforming Loans..............................................    12
                              Geographic Distribution............................................................    12
                              Servicing of Residential Mortgage Loans............................................    13
                              Capital and Leverage Policies......................................................    13
                              Employees..........................................................................    14
                              Competition........................................................................    14
                              Environmental Matters..............................................................    14
                              Tax Status of the Company..........................................................    14
ITEM 2.        Properties........................................................................................    15
ITEM 3.        Legal Proceedings.................................................................................    15
ITEM 4.        Submission of Matters to a Vote of Security Holders...............................................    15

                                                             PART II

ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder Matters.........................    16
ITEM 6.        Selected Financial Data...........................................................................    17
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............    18
                              Overview ..........................................................................    18
                              Results of Operations..............................................................    18
                              Residential Mortgage Loans.........................................................    19
                              Allowance for Loan Losses..........................................................    19
                              Interest Rate Risk.................................................................    19
                              Significant Concentration of Credit Risk...........................................    20
                              Liquidity Risk Management..........................................................    20
                              Impact of Inflation and Changing Prices............................................    21
                              Other Matters......................................................................    21
                              Year 2000..........................................................................    21
ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk........................................    22
ITEM 8.        Financial Statements and Supplementary Data.......................................................    23
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    23

                                                            PART III

ITEM 10.       Directors and Executive Officers of the Registrant................................................    24
ITEM 11.       Executive Compensation............................................................................    25
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management....................................    25
ITEM 13.       Certain Relationships and Related Transactions....................................................    25

                                                             PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................    26

         The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statement.

                                PART I

ITEM 1.            BUSINESS

GENERAL

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank, A Federal Savings Bank (the "Bank"). The Bank is wholly-owned by First Nationwide Holdings Inc. ("FN Holdings"). The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company is not subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC.

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500,000,000. The Series A Preferred Shares are traded on the New York Stock Exchange ("NYSE") under the trading symbol "CFP." Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996,489,000. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values. The Company has entered into a servicing agreement ("Servicing Agreement") with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), to service the Company's mortgage assets.

DESCRIPTION OF COMMON STOCK

         Dividends

Holders of common stock are entitled to receive dividends when, as and if authorized and declared by the Company's Board of Directors (the "Board") out of assets legally available therefor, provided that, so long as any shares of preferred stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the common stock unless full dividends on the shares of all series of preferred stock, including accumulations in the case of any cumulative preferred stock, have been paid. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual REIT taxable income to the stockholders. See "-- Tax Status of the Company."

         Voting Rights

Subject to the rights, if any, of the holders of any class or series of preferred stock, including the Series A Preferred Shares, all voting rights are vested in the common stock. The holders of common stock are entitled to one vote per share. All of the issued and outstanding shares of common stock are currently held by the Bank.

         Rights Upon Liquidation

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of preferred stock the full preferential amounts to which such holders are entitled, the holders of common stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

DESCRIPTION OF SERIES A PREFERRED SHARES

         General

The Series A Preferred Shares form a series of the preferred stock of the Company, which preferred stock may be issued from time to time in one or more series with such designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption as are determined by the Board.

The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are perpetual and will not be convertible into shares of common stock or any other class or series of stock of the Company and will not be subject to any sinking fund or other obligation of the Company for its repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined below) upon the occurance of the Exchange Event (as defined below).

The transfer agent, registrar and dividend disbursement agent for the Series A Preferred Shares is American Stock Transfer & Trust Co. The registrar for shares of Series A Preferred Shares will send notices to stockholders of any meetings at which holders of the Series A Preferred Shares have the right to elect directors of the Company or to vote on any other matter.

         Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board out of assets of the Company legally available therefor, noncumulative cash dividends at the rate of 91/8% per annum of the initial liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are payable, if authorized and declared, quarterly in arrears on the last day of March, June, September and December. Dividends in each quarterly period accrue from the first day of such period. Each authorized and declared dividend is payable to holders of record as they appear on the stock register of the Company on such record dates, not more than 45 calendar days nor less than 10 calendar days preceding the payment dates thereof, as shall be fixed by the Board.

The right of holders of Series A Preferred Shares to receive dividends is noncumulative. Accordingly, if the Board fails to declare a dividend on the Series A Preferred Shares for a quarterly dividend period, then holders of the Series A Preferred Shares have no right to receive a dividend for that period, and the Company has no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period.

If any Series A Preferred Shares are outstanding, no full dividends or other distributions shall be authorized, declared or paid or set apart for payment on any common stock or other capital stock of the Company ranking junior to ("Junior Stock") or on a parity with ("Parity Stock") the Series A Preferred Shares for any quarterly period unless full dividends have been or contemporaneously are authorized, declared and paid, or authorized and declared and a sum sufficient for the payment thereof is set apart for such payments on the Series A Preferred Shares for (i) the immediately preceding quarterly dividend period, in the case of Parity Stock, and (ii) the then-current quarterly dividend period, in the case of Junior Stock. When dividends are not paid in full (or a sum sufficient for such full payment is not so set apart) for any quarterly dividend period upon the Series A Preferred Shares and the shares of Parity Stock , all dividends authorized and declared on the Series A Preferred

Shares and the shares of Parity Stock shall only be authorized and declared pro rata based upon the respective amounts that would have been paid on the Series A Preferred Shares and any shares of Parity Stock had dividends been authorized and declared in full.

In addition to the foregoing restriction, the Company shall not authorize, declare, pay or set apart funds for any dividends or other distributions (other than in common stock or other Junior Stock) with respect to any common stock or other Junior Stock or repurchase, redeem or otherwise acquire, or set apart funds for repurchase, redemption or other acquisition of, any common stock or other Junior Stock through a sinking fund or otherwise, unless and until (i) full dividends on the Series A Preferred Shares for the four most recent preceding quarterly dividend periods (or such lesser number of quarterly dividend periods during which shares of Series A Preferred Shares have been outstanding) are authorized and declared and paid or a sum sufficient for payment has been paid over to the dividend disbursing agent for payment of such dividends and (ii) the Company has authorized and declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the then-current quarterly dividend period, and sufficient funds have been paid over to the dividend disbursing agent for the payment of such cash dividend for such then-current quarterly dividend period.

         Automatic Exchange

Each Series A Preferred Share will be exchanged automatically for one newly issued share of Bank preferred stock if the appropriate federal regulatory agency directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank preferred stock because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank all certificates representing the Series A Preferred Shares of such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for such certificate(s), a certificate or certificates representing an equal number of shares of Bank preferred stock (the "Automatic Exchange"). Any Series A Preferred Shares purchased or redeemed by the Company prior to the Time of Exchange (as defined below) shall not be deemed outstanding and shall not be subject to the Automatic Exchange.

The Automatic Exchange shall occur as of 8:00 a.m. Eastern time on the effective date of such exchange set forth in the Directive, or, if such date is not set forth in the Directive, as of 8:00 a.m. Eastern time on the first business day immediately following the date of issuance of the Directive (the "Time of Exchange"). As of the Time of Exchange, all shares of Series A Preferred Shares will be canceled without any further action by the Company, all rights of the holders of Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes the holders of Bank preferred stock. The Company will mail notice of the occurance of the Exchange Event to each holder of Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for Bank preferred stock upon surrender of such holder's certificates for Series A Preferred Shares. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing Series A Preferred Shares shall be deemed for all purposes to represent Bank preferred stock. Once the Directive is issued, no action will be required to be taken by holders of Series A Preferred Shares, by the Bank or by the Company in order to effect the Automatic Exchange as of the Time of Exchange.

Holders of Series A Preferred Shares, by purchasing such shares of Series A Preferred Shares, are deemed to have agreed to be bound by the unconditional obligation to exchange such shares of Series A Preferred Shares for Bank preferred stock upon the occurance of the Exchange Event. The obligation of the holders of Series A Preferred Shares to surrender such shares and the obligation of the Bank to issue Bank preferred stock in exchange for Series A Preferred Shares shall be enforceable by the Bank and such holders, respectively, against the other.

Absent the occurrence of the Exchange Event, no shares of Bank preferred stock will be issued. Upon the occurrence of the Exchange Event, the Bank preferred stock to be issued as part of the Automatic Exchange would constitute a newly issued series of preferred stock of the Bank and would have the same dividend rights, liquidation preference, redemption options and other attributes as to the Bank as holders of Series A Preferred Shares have as to the Company. Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be deemed to be accrued and unpaid dividends on the Bank preferred stock. The Bank preferred stock would rank pari passu in terms of dividend payment and liquidation preference with any outstanding shares of preferred stock of the Bank. The Bank has registered the Bank preferred stock with the Office of Thrift Supervision ("OTS"). The Bank preferred stock will not be registered with the Commission and will be offered pursuant to an exemption from registration under Section 3(a)(5) of the Securities Act.

Absent the occurrence of the Exchange Event, however, the Bank will not issue any Bank preferred stock, although the Bank will be able to issue preferred stock in series other than that of the Bank preferred stock discussed herein. In the event of the issuance of Bank preferred stock, application will be made to list the Bank preferred stock on the NYSE. However, there can be no assurance as to the liquidity of the trading markets for the Bank preferred stock, if issued, or that an active public market for the Bank preferred stock would develop or be maintained.

Holders of Series A Preferred Shares cannot exchange their Series A Preferred Shares for Bank preferred stock voluntarily. In addition, absent the occurrence of the Automatic Exchange, holders of Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to any security of the Bank; such rights as are conferred by the Series A Preferred Shares exist solely as to the Company.

         Voting Rights

Except as indicated below, the holders of Series A Preferred Shares are not entitled to vote. In the event the holders of Series A Preferred Shares are entitled to vote, each Series A Preferred Share will be entitled to one vote.

If full dividends on shares of Series A Preferred Shares shall not have been paid for six quarterly dividend periods, the maximum authorized number of directors of the Company shall thereupon be increased by two. Subject to compliance with any requirement for regulatory approval of (or non-objection to) persons serving as directors, the holders of Series A Preferred Shares, voting together as a class with the holders of any Parity Stock upon which the same voting rights as those of the Series A Preferred Shares have been conferred and are irrevocable, shall have the exclusive right to elect the two additional directors at the Company's next annual meeting of shareholders and at each subsequent annual meeting until full dividends have been authorized, declared and paid or authorized and declared and a sum sufficient for payment thereof is set apart for payment on the Series A Preferred Shares for four consecutive quarterly dividend periods. The term of such directors elected thereby shall terminate, and the total number of directors shall be decreased by two, upon the first annual meeting of stockholders after the payment or the authorization or declaration and setting aside for payment of full dividends on the Series A Preferred Shares for four consecutive quarterly dividend periods.

So long as any shares of Series A Preferred Shares are outstanding, the Company shall not, without the consent or vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Shares, voting separately as a class, (a) amend, alter or repeal or otherwise change any provision of the Charter (including the terms of the Series A Preferred Shares) if such amendment, alteration, repeal or change would materially and adversely affect the rights, preferences, powers or privileges of the Series A Preferred Shares, or (b) authorize, create or increase the authorized amount of or issue any class or series of any equity securities of the Company, or any warrants, options or other rights convertible or exchangeable into any class or series of any equity securities of the Company, ranking prior to the Series A Preferred Shares, either as to dividend rights or rights on liquidation, dissolution or winding up of the Company or (c) merge, consolidate, reorganize or effect any other business combination involving the Company, unless the resulting corporation will thereafter have no class or series of equity securities either authorized or outstanding ranking prior to the Series A Preferred Shares as to dividends or as to the distribution of assets upon liquidation, dissolution or winding up, except the same number of shares of such equity securities with the same preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions or redemption as the shares of equity securities of the Company that are authorized and outstanding immediately prior to such transaction, and each holder of Series A Preferred Shares immediately prior to such transaction shall receive shares with the same preferences, conversion or other rights, voting powers, restrictions, limitations as to the dividends or other distributions, qualifications or terms or conditions or redemption of the resulting corporation as the Series A Preferred Shares held by such holder immediately prior thereto.

         Redemption

The Series A Preferred Shares are not redeemable prior to January 31, 2002 (except upon the occurrence of a Tax Event or a Change of Control, as defined below). On or after such date, the Series A Preferred Shares are redeemable by the Company or its successor or any acquiring or resulting entity with respect to the Company (including by any parent or subsidiary of the Company, any such successor, or any such acquiring or resulting entity), as applicable, at its option, in whole or in part, at any time or from time to time, at the redemption prices set forth below in cash, plus authorized, declared and unpaid dividends to the date of redemption, without interest:

If Redeemed During the                                Redemption Price
     12-month Period                                  Per Share of the
  Beginning January 31,                           Series A Preferred Shares
2002.......................................................$26.14
2003........................................................25.91
2004........................................................25.68
2005........................................................25.46
2006........................................................25.23
2007 and thereafter..................................       25.00

The Company also has the right at any time, upon the occurrence of a Tax Event, to redeem the Series A Preferred Shares, in whole (but not in part) at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends for the then current quarter to the date of redemption, without interest. "Tax Event" means the receipt by the Company of an opinion of a nationally recognized legal counsel to the Company experienced in such matters to the effect that, as a result of (i) any amendment to, clarification of, or change (including any announced prospective change) in, the laws, treaties or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein affecting taxation, (ii) any judicial decision, official administrative pronouncement, published or private ruling, regulatory procedure, notice or announcement (including any notice or announcement of intent to adopt such procedures or regulations) ("Administrative Action") or (iii) any amendment to, clarification of, or change in the official position or the interpretation of such Administrative Action or any interpretation or pronouncement that provides for a position with respect to such Administrative Action that differs from the theretofore generally accepted position, in each case, by any legislative body, court, governmental authority or regulatory body, irrespective of the manner in which such amendment, clarification or change is made known, which amendment, clarification, or change is effective or such pronouncement or decision is announced on or after the date of issuance of the Series A Preferred Shares, there is more than an insubstantial risk that (a) dividends paid or to be paid by the Company with respect to the stock of the Company are not, or will not be, fully deductible by the Company for United States federal income tax purposes or (b) the Company is, or will be, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

Upon a Change of Control (as defined below), the Series A Preferred Shares are redeemable on or prior to January 31, 2002, at the option of the Company or its successor or any acquiring or resulting entity with respect to the Company (including by any parent or subsidiary of the Company, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the quarterly dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared), plus (iii) the Applicable Premium (as defined below), payable in cash.

The Company or any such successor or any acquiring or resulting entity will be entitled to issue a notice of redemption after the Company or a parent company has entered into a definitive binding agreement with a third party that will result in a Change of Control, provided that (i) the date fixed for redemption is not earlier than the date on which the related Change of Control occurs and
(ii) the obligation to effect such redemption is contingent upon the occurrence of such Change of Control.

"Applicable Premium" means the greater of (i) $1.14 and (ii) the excess of (A) the present value of (1) an amount equal to the amount of dividends that would be payable on the preferred shares in respect of the period from the date fixed for redemption through January 31, 2002 (assuming all such dividends were to be authorized and declared) plus (2) $26.14, computed using a discount rate equal to the Treasury Rate plus 75 basis points, over (B) $25.00.

"Change of Control" means the occurrence of any of the following events:

         (i) any Person (as defined herein) other than a Permitted Holder (as defined below) shall be the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of a majority in the aggregate of the total voting power of the voting stock of the Bank, whether as a result of issuance of securities of the Bank, any merger, consolidation, liquidation or dissolution of the Bank, any direct or indirect transfer of securities by a Permitted Holder, or otherwise; or

         (ii) a sale, transfer, conveyance or other disposition, in a single transaction or in a series of related transactions (other than to an affiliate of the Bank or any of its subsidiaries), in either case occurring outside the ordinary course of business, of more than 75% of the assets and 75% of the deposit liabilities of the Bank shown on the consolidated balance sheet of the Bank as of the end of the most recent fiscal quarter ending at least 45 days prior to such transaction (or the first in such related series of transactions); or

         (iii) a transaction or series of related transactions as a result of which 20% or more of the voting stock or common stock (or capital stock convertible or exchangeable into 20% of the voting stock or common stock) of the Bank is held by one or more Persons other than FN Holdings or its wholly owned subsidiaries.

"Permitted Holder" means Ronald O. Perelman (or in the event of his incompetence or death, his estate, heirs, executor, administrator, committee or other personal representative (collectively, "heirs")) or any entity controlled, directly or indirectly, by Ronald O. Perelman or his heirs.

"Treasury Rate" means the yield to maturity at the time of computation of United States Treasury securities with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H. 15 (519) which has become publicly available at least two business days prior to the date fixed for redemption (or, if such Statistical Release is no longer published, any publicly available source of similar market data)) most nearly equal to the period of time to January 31, 2002; provided, however, that if such period is not equal to the constant maturity of a United States Treasury security for which a weekly average yield is given, the Treasury Rate shall be obtained by linear interpolation (calculated to the nearest one-twelfth of a year) from the weekly average yields of United States Treasury securities for which such yields are given, except that, if such remaining life is less than one year, the weekly average yield on actually traded United States Treasury securities adjusted to a constant maturity of one year shall be used.

If redemption is being effected by the Company, on and as of the date fixed for redemption, dividends shall cease to accrue on the Series A Preferred Shares called for redemption, and they shall be deemed to cease to be outstanding, provided that the redemption price (including any authorized and declared but unpaid dividends to the date fixed for redemption, without interest) has been duly paid or provided for. If redemption is being effected by an entity other than the Company, on and as of the redemption date such entity shall be deemed to own the Series A Preferred Shares being redeemed for all purposes of the Charter, provided that the redemption price (including the amount of any authorized and declared but unpaid dividends to the date fixed for redemption) has been duly paid or provided for.

Notice of any redemption will be mailed at least 30 days, but not more than 60 days, prior to any redemption date to each holder of Series A Preferred Shares to be redeemed at such holder's registered address.

The Company's ability to redeem any Series A Preferred Shares, whether as a result of a Change of Control or otherwise, is subject to compliance with applicable regulatory requirements, including the prior approval of the OTS, relating to the redemption of capital instruments. Under current policies of the OTS, such approval would be granted only if the redemption were to be made out of the proceeds of the issuance of another capital instrument or if the OTS determines that the condition and circumstances of FN Holdings and the Bank warrant the reduction of a source of permanent capital.

         Rights Upon Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares at the time outstanding are entitled to receive in respect of each share, out of assets of the Company legally available for distribution to its stockholders under applicable law, before any distribution of assets is made to holders of any Junior Stock and subject to the rights of the holders of any class or series of equity securities having preference with respect to distributions upon liquidation and the rights of the Company's general creditors, liquidating distributions in the amount of $25.00 per share, plus authorized, declared and unpaid dividends thereon, if any, without interest.

After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series A Preferred Shares will have no right or claim to any of the remaining assets of the Company. In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the available assets of the Company are insufficient to pay the amount of the liquidation distributions on all outstanding Series A Preferred Shares and the corresponding amounts payable on any Parity Stock, then the holders of the Series A Preferred Shares and any Parity Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

For such purposes, the consolidation or merger of the Company with or into any other entity, or the sale, lease or conveyance of all or substantially all of the assets of the Company, shall not be deemed to constitute a liquidation, dissolution or winding up of the Company.

         Restrictions on Ownership and Transfer

In order for the Company to qualify, and to continue to qualify, as a REIT under the IRC, not more than 50% of the value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the IRC to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The Five or Fewer Test is applied using certain constructive ownership rules. Certain significant shareholders of FN Holdings (i.e., Ronald O. Perelman and Gerald J. Ford) ("Significant Shareholders"), through their constructive ownership of a beneficial interest in the Bank, constitute two individuals for the purposes of this test and, under the Internal Revenue Service ("IRS") rules for determining percentages of ownership, are deemed to own constructively approximately 39% of the value of the outstanding shares of stock in the Company. Presently, there are no restrictions which prevent either (i) any Significant Shareholder from increasing or decreasing its percentage ownership of the Company, (ii) any Significant Shareholder from increasing or decreasing its percentage ownership of the Bank (and thus its percentage ownership in the Company) or (iii) any other person from becoming a significant constructive shareholder of the Company by acquiring an equity interest in the Bank. Moreover, any increase or decrease in the value of the common stock as compared to the value of the preferred stock will increase or decrease the percentage of ownership held by the Significant Shareholders.

The Company's Charter, subject to certain exceptions, provides that no individual or entity other than a Significant Shareholder may own, or be deemed to own by virtue of the attribution rules of the IRC, stock of the Company in amounts in excess of the lesser of 2.5% of the number of issued and outstanding shares of preferred stock, including the Series A Preferred Shares, or 1.25% of the value of all classes of issued and outstanding shares of the Company (the "Ownership Limit"). However, certain entities whose interests are widely held (generally, an entity in which no Person actually or constructively owns more than 9.9% of the value) will be permitted to own up to the lesser of 20% of the number of the issued and outstanding shares of preferred stock, including the Series A Preferred Shares, or 10% of the value of all of the classes of issued and outstanding shares of stock of the Company, if they satisfy certain notification requirements. The Board may (but will not be required to), upon the receipt of a ruling from the IRS or the advice of counsel satisfactory to it, waive the Ownership Limit with respect to a holder if such holder's ownership will not then or in the future jeopardize the Company's status as a REIT.

The constructive ownership rules of the IRC are complex and may cause preferred stock owned, directly or indirectly, by one individual or entity to be deemed to be owned by other related individuals or entities. Similarly, under the constructive ownership rules, an individual or entity that owns stock of the Bank will be deemed to own a proportionate share of the common stock of the Company owned by the Bank. As a result, the acquisition by an individual or entity of stock of Company in amounts below the Ownership Limit (or the acquisition of an entity that owns such shares) may cause that individual or entity (or another individual or entity) to violate the Ownership Limit. In addition, other events, such as changes in relative values of the common and preferred stock, could cause an individual or entity to violate the Ownership Limit.

The Charter provides that any shares in excess of the Ownership Limit ("Excess Shares") will automatically be transferred, by operation of law, to a trustee as a trustee of a trust for the exclusive benefit of a charitable beneficiary to be named by the Company as of the day prior to the day the prohibited transfer took place. Any distributions paid prior to the discovery of the prohibited transfer are to be repaid by the original transferee to the Company and by the Company to the trustee; subject to applicable law, any vote of the holder of the shares while the shares were held by the original transferee prior to the Company's discovery thereof shall be void ab initio and the original transferee shall be deemed to have given its proxy to the trustee. Any unpaid distributions with respect to the original transferee will be rescinded as void ab initio. In liquidation, the original transferee stockholder's ratable share of the Company's assets would be limited to the price paid by the original transferee for the Excess Shares or, if no value was given, the price per share equal to the closing market price on the date of the purported transfer. The trustee of the trust shall promptly sell the shares to any person whose ownership is not prohibited, whereupon the interest of the trust shall terminate. Proceeds of the sale shall be paid to the original transferee up to its purchase price (or, if the original transferee did not purchase the shares, the value on its date of acquisition) and any remaining proceeds shall be paid to a charity to be named by the Company.

All certificates representing shares of preferred stock will bear a legend referring to the restrictions described above.

The Ownership Limit provisions will not be automatically removed even if the REIT rules are changed so as to eliminate any ownership concentration limitation or if the ownership concentration limitation is increased. The foregoing restrictions on transferability and ownership will not apply, however, if the Company determines that it is no longer in the best interests of the Company to attempt to qualify, or continue to qualify, as a REIT.

In addition, the REIT provisions of the IRC require that the stock of the Company must be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Persons Test"). The Charter contains restrictions in order to ensure compliance with the One Hundred Persons Test. Specifically, such provisions require that if any transfer of shares of stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

The Charter requires that any person who beneficially owns 1.0% (or such lower percentage as may be required by the IRC or the Treasury regulations) of the outstanding shares of any class or series of preferred stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of such stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Five or Fewer and One Hundred Persons Tests.

DIVIDEND POLICY

 In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its REIT taxable income to its stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of dividends declared and paid to the common stockholder and to the holders of the Series A Preferred Shares during the year ended December 31, 1997.

Dividends are declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds consist primarily of interest payments received in respect of the residential mortgage loans held by it, and the Company anticipates that most of such assets will bear interest at adjustable rates. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

THE BANK

The Bank is a diversified financial services company whose principal business consists of (i) operating retail deposit branches to serve consumers in California and, to a lesser extent, in Florida and Nevada, (ii) originating and/or purchasing, on a nationwide basis, 1-4 unit residential loans and, to a lesser extent, certain commercial real estate and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Recently, with its entry into the sub-prime automobile finance business, the Bank broadened its complement of consumer lending products.

The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act ("HOLA") and regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of the Bank, up to applicable limits. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

As of December 31, 1997, the Bank had assets totalling $31.3 billion, deposits totalling $16.2 billion and operated retail branch offices at 225 locations in three states.

Because the Company is a subsidiary of the Bank, federal regulatory authorities will have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% and a core capital (or leverage) ratio of less than 4.0%. At December 31, 1997, the Bank's total risk-based capital ratio was 11.93%, its tier

1 risk-based capital ratio was 10.14% and its core capital (or leverage) ratio was 5.65%.

If the Exchange Event occurs, the Bank would likely be prohibited from paying dividends on the Bank preferred shares. In all circumstances following the Exchange Event, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations, a resolution of the Bank's board of directors and certain contractual provisions.

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. FNMC services the Company's residential mortgage loans in its role as Servicer under the Servicing Agreement. See "-- Servicing of Residential Mortgage Loans."

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

RESIDENTIAL MORTGAGE LOANS

The Company's portfolio of mortgage loans consisted of 1-4 unit residential mortgage loans totalling $969,423,000 at December 31, 1997, which were primarily adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

The Company may choose to dispose of any residential mortgage loan which subsequent to its acquisition by the Company (i) becomes classified, (ii) falls into nonaccrual status, (iii) has to be renegotiated due to the financial deterioration of the borrower or (iv) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Bank has indicated to the Company that it does not intend to purchase any residential mortgage loans of the Company that fall into any of the foregoing categories; accordingly, the Company currently anticipates that any such residential mortgage loan may be sold at its then current fair value by the Company only to a subsidiary of the Bank or an unrelated third party. The Company does not generally intend to dispose of any residential mortgage loans.

CREDIT RISK MANAGEMENT POLICIES

The Company expects that each residential mortgage loan acquired from the Bank or one of its affiliates in the future will represent a first lien position and will be originated by the Bank or such affiliate or by financial institutions acquired by the Bank by merger in the ordinary course of its or their real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account.

The Company also intends that all residential mortgage loans held by the Company will be serviced pursuant to the servicing agreement between the Company and FNMC dated January 31, 1997. See "--Servicing."

DELINQUENCIES AND NONPERFORMING LOANS

When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if a loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 1997:


                                                                     Principal Balance         Percent
                                                                       (in thousands)       of Total Loans
------------------------------------------------------------------  -------------------- --------------------
          30 to 59 days past due                                         $1,427                0.15%
          60 to 89 days past due                                         $1,490                0.15%
          90 days or more past due                                       $3,591                0.37%
------------------------------------------------------------------  -------------------- --------------------

In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days. When a loan is placed on nonaccrual status, all interest previously accrued but not received is reversed and the loan is considered nonperforming.

At December 31, 1997 residential mortgage loans on nonaccrual totalled $3,591,000, or 0.37% of the total portfolio.

For loans on nonaccrual at December 31, 1997, the Company recognized $75,000 of interest income during the year ended December 31, 1997. The Company would have recognized $233,000 of interest income during the year ended December 31, 1997 on such loans had the borrowers performed under the contractual terms of the loans.

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

Activity in the allowance for loan losses for the year ended December 31, 1997 is summarized as follows (in thousands):


Balance - January 1, 1997                                                     $          --
Allowance attributable to loans purchased from the Bank                               5,000
Provision for loan losses                                                             2,310
Charge-offs                                                                              --
Recoveries                                                                               --
                                                                               ------------

Balance - December 31, 1997                                                    $      7,310
                                                                               ============

GEOGRAPHIC DISTRIBUTION

The Company's total residential mortgage loan portfolio includes $837,400,000 of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Significant Concentration of

Credit Risk."

SERVICING OF RESIDENTIAL MORTGAGE LOANS

The Company entered into the Servicing Agreement with FNMC pursuant to which FNMC, in its capacity as servicer under the Servicing Agreement ("Servicer"), performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least 30 days written prior notice to the Servicer and payment to the Servicer of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. The Servicer is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan.

The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the residential mortgage loans it services. The Servicer also provides accounting and reporting services required by the Company for such residential mortgage loans. The Servicer is required to follow such collection procedures as are customary in the industry. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that any primary mortgage insurance coverage is not adversely affected. The Servicer may from time to time subcontract all or a portion of its servicing obligations under the Servicing Agreement to the Bank or other affiliates of the Bank, or to an unrelated third party subject to approval of the majority of the independent directors of the Company. FNMC will not be discharged or relieved in any respect from performing its obligations under the Servicing Agreement in connection with subcontracting any of the obligations thereunder.

The Servicer is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Servicer is required to make advances of the principal and interest, taxes and required insurance premiums that are not collected from borrowers with respect to any residential mortgage loan, unless it determines that such advances are nonrecoverable from the borrower, insurance proceeds or other sources with respect to such residential mortgage loan. If such advances are made, the Servicer generally will be reimbursed prior to the Company out of proceeds related to such residential mortgage loan. The Servicer is also be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted residential mortgage loans and in connection with the restoration of mortgaged property.

As is customary in the mortgage loan servicing industry, the Servicer is entitled to retain any late payment charges, prepayment fees or penalties, assumption fees and ARM conversion fees collected in connection with the residential mortgage loans. The Servicer receives any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and, to the extent permitted under applicable law, from interest earned on tax and insurance impound funds with respect to residential mortgage loans.

CAPITAL AND LEVERAGE POLICIES

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the IRC requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

At December 31, 1997, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

The Company may also issue additional series of preferred stock. However, the Company may not issue additional shares of preferred stock senior to the Series A Preferred Shares without the consent of holders of at least two-thirds of the outstanding shares of preferred stock at that time, including the Series A Preferred Shares, and the Company may not issue additional shares of preferred stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company's independent directors. In addition, the Company does not currently intend to issue any additional series of preferred stock unless it simultaneously receives additional capital contributions from the Bank equal to the aggregate offering price of such additional preferred stock plus the Company's expenses (including underwriting discounts or placement fees) in connection with the issuance of such additional shares of preferred stock.

EMPLOYEES

The Company has four executive officers, each of whom is described further below under "Directors and Executive Officers of the Registrant." The Company does not require significantly more employees because it has retained FNMC to perform certain functions pursuant to the Servicing Agreement. All of the executive officers of the Company are also executive officers of the Bank and/or its affiliates. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and its affiliates.

COMPETITION

The Company does not engage in the business of originating residential mortgage loans. The Company does anticipate that it will purchase residential mortgage loans in addition to those in the current loan portfolio and that substantially all of these residential mortgage loans will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not compete, and does not expect to compete, with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in the acquisition of its residential mortgage loans.

ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted residential mortgage loan to recover its investment in such residential mortgage loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to continue to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or waste, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally is not subject to Federal income tax on its net income and capital gains that it distributes to the holders of its common stock and preferred stock, including the Series A Preferred Shares. The Company must also meet certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

ITEM 2.           PROPERTIES


None.


ITEM 3.           LEGAL PROCEEDINGS


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


All of the Company's common shares are owned by the Bank. There is no established public trading market for the Company's common stock.

During 1997, dividends on the Company's common stock totalled $20,400,000. For a discussion of the Company's dividend distribution policy and any restrictions on the payment of dividends with respect to its common stock, see "Business Dividend Policy."

ITEM 6. SELECTED FINANCIAL DATA

The data presented below represents selected financial data relative to the Company for the year ended December 31, 1997.


                                                (dollars in thousands)

STATEMENT OF OPERATIONS:

Net interest income                                                    $     65,912
Net interest income after provision for loan losses                    $     63,602
Net income                                                             $     63,495
Average yield on residential mortgage loans                                   7.33%

STATEMENT OF CONDITION AS OF DECEMBER 31, 1997:

Residential mortgage loans, net                                        $    969,423
Total assets                                                           $  1,001,495
Total stockholders' equity                                             $  1,001,146
Number of preferred shares outstanding                                   20,000,000
Number of common shares outstanding                                           1,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's principal business objective is to acquire, hold and manage residential mortgage loans that will generate net income for distribution to stockholders. The Company currently intends to invest in residential mortgage loans only. The Company's current policy prohibits the acquisition of any mortgage loan which is delinquent at the time of the proposed acquisition or which meets certain criteria for non-performance during the preceding 12 months. The Company currently expects that substantially all of the residential mortgage loans to be acquired will be adjustable rate loans; however, the Company may from time to time acquire fixed interest rate residential mortgage loans. The Company anticipates it will continue to acquire all of its residential mortgage loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on single-family (one-to-four-unit) residential real estate properties, although mortgage loans may be acquired from unaffiliated third parties. The Company may from time to time acquire fixed rate or variable rate mortgage-backed securities issued or guaranteed by agencies of the federal government or government sponsored agencies. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential, multifamily or commercial real estate properties located throughout the United States.

On January 31, 1997, the Company commenced its operations upon the initial public offering of 20,000,000 shares of the Company's Series A Preferred Shares, which raised $500,000,000. The Series A Preferred Shares are traded on the NYSE. Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company. All common shares are held by the Bank.

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

RESULTS OF OPERATIONS

The Company reported net interest income of $65,912,000 for the year ended December 31, 1997 which was comprised of $64,748,000 ($68,098,000 gross interest income less $3,350,000 servicing fee expense) from residential mortgage loans and $1,164,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.33% and on earning assets of 7.27%, based on average outstanding asset balances of $883,631,000 and $906,610,000, respectively. The computation of the average yields on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheet. Net interest income after a $2,310,000 provision for loan losses was $63,602,000. After deduction of $44,000 in directors fees, $51,000 in professional fees and $38,000 in other expenses and a net positive $26,000 from foreclosed real estate operations, the Company reported net income of $63,495,000.

During the year ended December 31, 1997, the Company declared and paid dividends during each of the four quarters, which dividends totalled $41,949,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the year ended December 31, 1997 totalled $21,546,000. During the year ended December 31, 1997, the Company declared and paid dividends of $20,400,000 to the Bank as common stockholder.

RESIDENTIAL MORTGAGE LOANS

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans with estimated fair values totalling approximately $996,489,000. The Company used principal collections to purchase additional residential mortgage loans totalling approximately $193,052,000 during the year ended December 31, 1997. Management intends to continue to reinvest principal collections in additional residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis.

At December 31, 1997, nonaccruing residential mortgage loans totalled $3,591,000, or 0.37% of the total portfolio.

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 1997:


                                   Principal Balance            Percent
                                    (in thousands)           of Total Loans

   30 to 59 days past due            $  1,427                     0.15%

   60 to 89 days past due            $  1,490                     0.15%

   90 days or more past due          $  3,591                     0.37%

---------------------------------------------------------- ---------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of December 31, 1997 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, but are not yet identifiable, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the year ended December 31, 1997 (in thousands):




     Balance - January 1, 1997                                       $   --
     Allowance attributable to loans purchased from the Bank           5,000
     Provision for loan losses                                         2,310
     Charge-offs                                                          --
     Recoveries                                                           --
                                                                     -------
     Balance - December 31, 1997                                     $ 7,310
                                                                     =======

-----------------------------------------------------------------------------

The Company's allowance coverage ratio (allowance for loan losses to loans) at December 31, 1997 was 0.75%, while the Company's ratio of allowance for loan losses to non-performing loans at December 31, 1997 was 204%.

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

In addition, approximately 43% of the residential mortgage loans held by the Company at December 31, 1997 have the potential to negatively amortize, while approximately 10% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $2.0 million as of December 31, 1997. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of December 31, 1997:


                                                             Book Value
                                                           (in thousands)              Percent
----------------------------------------------------------------------------------------------
California                                                       $     837,441           85.7%
Florida                                                                 41,070            4.2%
Other states (37 states and Washington, D.C.; no
     state has more than 2%)                                            98,222           10.1%
                                                               ---------------         -------
                                                                 $     976,733          100.0%
                                                                 =============          ======
----------------------------------------------------------------------------------------------

The 85.7% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT

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

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the Internal Revenue Code ("IRC"), to its common and preferred stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying statement of cash flows, the primary sources of funds during the year ended December 31, 1997 were $500,000,000 from the issuance of the Series A Preferred Shares, and $500,000,000 additional capital contributed by the Bank. Additional significant sources of funds were $67,483,000 provided by operating activities and $197,397,000 provided by mortgage loan principal repayments. The primary uses of funds were $1,189,541,000 and $6,896,000 in purchases of mortgage loans and accrued interest receivable, respectively, and $41,949,000 and $20,400,000 in preferred and common stock dividends paid, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

Prevailing interest rates have a more significant impact on the Company's performance than does the general level of inflation. While interest rates may bear some relationship to the general level of inflation (particularly in the long run), over short periods of time interest rates may not necessarily move in the same direction or change in the same magnitude as the general level of inflation. As a result, the business of the Company is generally not affected by inflation in the short run, but may be affected by inflation in the long run.

OTHER MATTERS

As of December 31, 1997, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets;

b. that 98% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules; and

c. none of the revenues during the year ended December 31, 1997 was subject to the 30% income limitation under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

YEAR 2000

The Bank is responsible for addressing issues related to required changes in computer systems for the year 2000 for the Bank and the Company. During the year ended December 31, 1997, the Bank finalized its plan to address such issues. Issues arise because some computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, these computer systems would interpret "01/01/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

The Bank has formed an internal task force to determine what changes are needed in the Bank's and the Bank's affiliates' software as well as what other steps will be necessary to ensure continued operations of the Bank's and the Bank's affiliates equipment. The Year 2000 task force has completed an inventory of all computer hardware and software in use at the Bank and the Bank's affiliates, as well as other date-sensitive equipment, such as alarm and building environmental systems, telephone systems and fax machines.

Based on its current evaluation, the Bank believes that, by December 31, 1998, substantially all issues related to Year 2000 will be addressed, either by programming changes to the Bank's and the Bank's affiliates' custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000- compliant hardware and software. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Bank. Management believes there is no material risk that the Bank and the Company will fail to address Year 2000 issues in a timely manner. All costs related to Year 2000 will be expensed on the books at the Bank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. As of December 31, 1997 the Company's residential loan portfolio totalled $969,423,000, had a fair value of $991,608,000 and a weighted average interest rate, net of the service fee rate, of 7.37%. The portfolio consisted primarily of ARM loans. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM loan to a fixed rate loan for the remainder of the term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements of the Company as of and for the year ended December 31, 1997 are included in this report at the pages indicated.


                                                          Page
Independent Auditors' Report                              F-1
Balance Sheet                                             F-2
Statement of Income                                       F-3
Statement of Stockholders' Equity                         F-4
Statement of Cash Flows                                   F-5
Notes to Financial Statements                             F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors is currently composed of seven members, two of whom are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate or the Bank (the "Independent Directors"). The Charter provides that the Independent Directors will consider the interests of the holders of both the Company's common stock and preferred stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four executive officers.

The following persons are directors and/or executive officers of the Company (ages as of January 1, 1998):


                   NAME              AGE       POSITION AND OFFICES HELD
                   ----              ---       -------------------------
Gerald J. Ford                       53        Chairman, Chief Executive Officer and Director
Carl B. Webb                         48        President, Chief Operating Officer and Director
Christie S. Flanagan                 59        Executive Vice President, General Counsel and
                                                  Director
P.  Richard Frieder                  63        Director
Robert Nichols                       53        Director
James R. Staff                       49        Director
Richard H. Terzian                   61        Executive Vice President, Chief Financial Officer
                                                  and Director

Each of the executive officers has held his position with the Company since its inception in November, 1996. The following is a summary of the experience of the executive officers and directors of the Company:

Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of the Bank since October, 1994. Mr. Ford was Chairman of the Board and a Director of First Madison Bank, FSB from 1993 to 1994. Mr. Ford previously served as Chairman of the Board, Chief Executive Officer and a Director of First Gibraltar Bank, FSB from 1988 through 1993. Mr. Ford served as the Chairman of the Board, Chief Executive Officer and a Director of First United Bank Group, Inc. from 1993 through 1994. Mr. Ford is Chairman of the Board and a Director of FNMC, FGB Services, Inc. and Madison Realty Advisors, Inc. Mr. Ford has also served in the following capacities over the past five years:
Chairman of the Board, Chief Executive Officer and Director, Ford Bank Group, Inc.; Chairman of the Board, Chief Executive Officer and Director, United New Mexico Financial Corporation. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc., President and Director of First Nationwide (Parent) Holdings Inc. and a Director of McMoRan Oil Corporation.

Mr. Webb has been the President, Chief Operating Officer and a Director of the Bank since October, 1994. Mr. Webb served as President, Chief Executive Officer and Director of First Madison Bank, FSB from 1993 through 1994. Mr. Webb previously served as President, Chief Operating Officer and a Director of First Gibraltar Bank, FSB from 1988 through 1993. Mr. Webb also serves as a Director of FNMC.

Mr. Flanagan has been the Executive Vice President and General Counsel of the Bank since October, 1994. He also serves as Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkins & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

Mr. Frieder has been a Director of the Company since January, 1997. He has been President and Chief Executive Officer of KSD Industries, Inc., a company engaged in the manufacturing and sale of household hardware, for the past twenty-six years. Mr. Frieder also is an attorney admitted to practice in the State of Pennsylvania.

Mr. Nichols has been a Director of the Company since January, 1997. He has been Chairman of the Board and President of Conley, Lott, Nichols Machinery Company, a Dallas based company engaged in machinery sales, since 1978.

Mr. Staff has been an Executive Vice President of the Bank since October 17, 1994. He also serves as a Director of FNMC and as Chairman and a Director of FGB Realty Advisors, Inc. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

Mr. Terzian has served as Executive Vice President and Chief Financial Officer of Bank since April 1, 1995. For the five years prior to that date, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc and its subsidiary, The Dime Savings Bank of New York, FSB.


ITEM 11. EXECUTIVE COMPENSATION


The Company pays the Independent Directors of the Company for their services as directors annual compensation of $15,000 plus a fee of $2,000 for attendance (in person or by telephone) at each meeting of the Board of Directors. Independent Directors who are members of the audit committee receive a fee of $1,000 for attendance (in person or by telephone) at each meeting of the audit committee.

The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The Bank owns 100% of the common stock of the Company. All of the Bank's common stock is held by FN Holdings.

Ronald O. Perelman, a Director of the Bank and Chairman of the Board, Chief Executive Officer and a Director of FN Holdings, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 100% of the class A common stock of FN Holdings representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock). Hunter's Glen/Ford, Ltd., a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Bank, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


FNMC services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the related servicing agreement. Loan servicing fees paid to FNMC for the year ended December 31, 1997 totalled $3,350,000. See "Business - Servicing of Residential Mortgage Loans."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.   FINANCIAL STATEMENTS

The following financial statements of the Company as of and for the year ended December 31, 1997 are included in Item 8 of this report:

                  Independent Auditors' Report
                  Balance Sheet
                  Statement of Income
                  Statement of Stockholders' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

(A) 2.   FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.


(A) 3.   EXHIBITS


     3.1 Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 1997 Form 10-Q").)

     3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)

     10.1 Mortgage Loan Purchase and Warranties Agreement, dated as of January 24, 1997, by and between California Federal Preferred Capital Corporation and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.1 to the March 1997 Form 10-Q.)

     10.2 Servicing Agreement, entered into as of January 31, 1997, by and between First Nationwide Mortgage Corporation and California Federal Preferred Capital Corporation. (Incorporated by reference to Exhibit
          10.2 to the March 1997 Form 10-Q.)

     24.1 Power of Attorney executed by P. Richard Frieder.

     27.1 Financial Data Schedule


(B) REPORTS ON FORM 8-K


None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998


                                  CALIFORNIA FEDERAL PREFERRED CAPITAL
                                  CORPORATION


                                  By:    /s/ Gerald J. Ford
                                         -------------------------------------
                                         Gerald J. Ford
                                         Chairman of the Board
                                         and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         Name                             Title                               Date

    /s/ Gerald J. Ford                  Chairman of the Board, Chief          March 27, 1998
--------------------------------        Executive Officer and Director
        Gerald J. Ford


    /s/ Carl B. Webb                    President, Chief Operating            March 27, 1998
--------------------------------        Officer and Director
         Carl B. Webb


    /s/ Christie S. Flanagan            Executive Vice President,             March 27, 1998
--------------------------------        General Counsel and Director
        Christie S. Flanagan


    /s/ Richard H. Terzian              Executive Vice President, Chief       March 27, 1998
--------------------------------        Financial Officer and Director
        Richard H. Terzian              (Principal Financial Officer)


                 *
--------------------------------        Director                              March 27, 1998
     P. Richard Frieder


    /s/ Robert Nichols
--------------------------------        Director                              March 27, 1998
        Robert Nichols


    /s/ James R. Staff
--------------------------------        Director                              March 27, 1998
        James R. Staff




* By:     /s/ Eric K. Kawamura
      ----------------------------------------
      Eric K. Kawamura, Their Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
California Federal Preferred Capital Corporation:


We have audited the accompanying balance sheet of California Federal Preferred Capital Corporation (the "Company") as of December 31, 1997 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Federal Preferred Capital Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                         KPMG Peat Marwick LLP

Dallas, Texas
February 23, 1998

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                                 BALANCE SHEET
                               December 31, 1997
                 (dollars in thousands, except per share data)


ASSETS

Residential mortgage loans, net                                                                    $      969,423
Short-term investments                                                                                      6,382
Due from affiliates                                                                                        19,800
Accrued interest receivable                                                                                 5,399
Foreclosed real estate                                                                                        491
                                                                                                    -------------

     TOTAL ASSETS                                                                                   $   1,001,495
                                                                                                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                                            $         349
                                                                                                    -------------

     Total Liabilities                                                                                        349
                                                                                                    -------------

Commitments and contingencies

Stockholders' Equity:

Preferred stock, par value $.01 per share, liquidation preference $500 million,
     30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                                               500,000
Common stock, par value $.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                                       --
Additional paid-in capital                                                                                500,000
Retained earnings                                                                                           1,146
                                                                                                    -------------

     Total Stockholders' Equity                                                                         1,001,146
                                                                                                    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $   1,001,495
                                                                                                    =============



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                              STATEMENT OF INCOME
                          Year Ended December 31, 1997
                                 (in thousands)



NET INTEREST INCOME

Residential mortgage loans                                                        $   68,098
     Less: servicing fee expense                                                      (3,350)
                                                                                  ----------
                                                                                      64,748
Short-term investments                                                                 1,164
                                                                                  ----------
     Net interest income                                                              65,912

Provision for loan losses                                                             (2,310)
                                                                                  ----------
     Net interest income after provision for loan losses                              63,602
                                                                                  ----------

NONINTEREST EXPENSE

Directors fees                                                                            44
Professional fees                                                                         51
Foreclosed real estate operations, net                                                   (26)
Other                                                                                     38
                                                                                  ----------

     Total noninterest expense                                                           107
                                                                                  ----------
NET INCOME                                                                            63,495

Preferred stock dividends                                                             41,949
                                                                                  ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                         $  21,546
                                                                                   =========



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                       STATEMENT OF STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1997
                                 (in thousands)


                                                                                    Additional                        Total
                                                         Preferred      Common        Paid-in       Retained      Stockholders'
                                                           Stock        Stock         Capital       Earnings         Equity
                                                         ---------      ------      ----------      --------      -------------

BALANCE AT DECEMBER 31, 1996 (NOTE (1))                   $      --    $       --     $       --    $        --        $       --

Initial public offering of 9-1/8%
     noncumulative exchangeable
     preferred stock, series A
     on January 31, 1997                                     500,000           --             --             --           500,000

Capital contribution from common
      stockholder                                                 --           --        500,000             --           500,000

Net income                                                        --           --             --         63,495            63,495

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                                     --           --             --        (41,949)          (41,949)

Dividends paid on common stock                                    --           --             --        (20,400)          (20,400)
                                                            --------    ---------        --------     ----------       -----------

BALANCE AT DECEMBER  31, 1997                               $500,000    $      --       $500,000     $    1,146        $1,001,146
                                                            ========    =========       ========     ==========        ==========



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                            STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1997
                                 (in thousands)


OPERATING ACTIVITIES:

Net income                                                                                     $     63,495
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred loan fees and direct origination costs and purchase
          discounts and premiums, net                                                                     75
     Provision for loan losses                                                                         2,310
     Gain on sales of foreclosed real estate                                                             (26)
     Increase in due from affiliates                                                                    (217)
     Decrease in accrued interest receivable                                                           1,497
     Increase in accounts payable and accrued liabilities                                                349
                                                                                               -------------

Net cash provided by operating activities                                                             67,483
                                                                                               -------------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                        (1,189,541)
Mortgage loan principal repayments                                                                   197,397
Purchase of accrued interest receivable                                                               (6,896)
Proceeds from sales of foreclosed real estate                                                            288
                                                                                               -------------

Net cash used in investing activities                                                               (998,752)
                                                                                               -------------

FINANCING ACTIVITIES:

Proceeds from capital contributed by Bank                                                            500,000
Proceeds from preferred stock issued                                                                 500,000
Common stock dividends paid                                                                          (20,400)
Preferred stock dividends paid                                                                       (41,949)
                                                                                               -------------

Net cash provided by financing activities                                                            937,651

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              6,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          --
                                                                                               -------------

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997                                                 $       6,382
                                                                                               =============


See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock was issued on November 19, 1996 and is wholly-owned by California Federal Bank, A Federal Savings Bank (the "Bank").

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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996,489,000. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") services the Company's mortgage assets.

A balance sheet at December 31, 1996 is not presented as operations did not commence until January 31, 1997.

(2) Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these polices:

         (a)      Residential Mortgage Loans

         Residential mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. When a loan is placed on nonaccrual, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts and deferred fees net of deferred direct origination costs associated with

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         loans that are on non-accrual are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

         The Company considers a loan to be impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment due to its homogeneous composition.

         Residential mortgage loans consist primarily of adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

         (b)      Allowance for Loan Losses

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

         (c)      Cash and Cash Equivalents

         For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and other short-term investments with original maturities of three months or less.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

         (d)      Foreclosed Real Estate

         Real estate acquired through foreclosure consists of 1-4 unit residential real estate and is carried at the lower of cost or fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses when the carrying value of the collateral property exceeds its fair value.

         (e)      Income Taxes

         The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. Accordingly, the Company is not subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, no provision for income taxes is included in the accompanying financial statements.

         (f)      Management's Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (g)      Capital Structure

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion - 1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This statement supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement for ease of retrieval and for greater visibility to non-public entities. This statement was adopted by the Company in its financial statements as of and for the year ended December 31, 1997. The Company experienced no material revisions in its disclosures with the adoption of SFAS No. 129.

         As all the Company's common stock is owned by the Bank, earnings per share data is not presented.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(3)      Supplemental Disclosure of Cash Flow Information

During the year ended December 31, 1997, noncash activity included transfers from residential mortgage loans to foreclosed real estate of $753,000.

Mortgage loan principal repayments totalling $19,583,000 were received by FNMC in its capacity as servicer, but, in accordance with the terms of the servicing agreement, were not remitted to the Company as of December 31, 1997. This amount was recorded as a reduction of residential mortgage loans and is included in due from affiliates on the balance sheet as of December 31, 1997.

(4)      Residential Mortgage Loans, Net

At December 31, 1997, residential mortgage loans, net consisted of the following (in thousands):

1-4 unit residential mortgage loans                                                        $  976,155
Deferred loan fees and direct origination costs and purchase discounts
     and premiums, net                                                                            578
Allowance for loan losses                                                                      (7,310)
                                                                                           ----------
Total residential mortgage loans, net                                                      $  969,423
                                                                                           ==========

At December 31, 1997 residential mortgage loans on nonaccrual totalled
$3,591,000.

For loans on nonaccrual at December 31, 1997, the Company recognized $75,000 of interest income during the year ended December 31, 1997. The Company would have recognized $233,000 of interest income during the year ended December 31, 1997 on such loans had the borrowers performed under the contractual terms of the loans.

The Company's total residential mortgage loan portfolio includes $837,400,000 of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

Activity in the allowance for loan losses for the year ended December 31, 1997 is summarized as follows (in thousands):

Balance - January 1, 1997                                                   $            --
Allowance attributable to loans purchased from the Bank                               5,000
Provision for loan losses                                                             2,310
Charge-offs                                                                              --
Recoveries                                                                               --
                                                                               ------------

Balance - December 31, 1997                                                    $      7,310
                                                                               ============

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(5)      Preferred Stock

The liquidation value of each Series A Preferred Share is $25 plus any authorized, declared and unpaid dividends. Except upon the occurrence of certain events, the Series A Preferred Shares are not redeemable until January 31, 2002, and are redeemable thereafter at the option of the Company. If, due to the occurrence of certain events, the Series A Preferred Shares are redeemed prior to January 31, 2002, the per share redemption price will be $25.00 plus any authorized, declared and unpaid dividends. If redeemed during the twelve-month period beginning January 31, 2002, the per share redemption price will be $26.14 plus any authorized, declared and unpaid dividends. This per share redemption price incrementally declines annually after January 31, 2002 down to $25.00 plus any authorized declared and unpaid dividends on January 31, 2007. Except under certain limited circumstances as defined in the Company's Registration Statement, declared effective by the Securities and Exchange Commission on January 24, 1997 ("Registration Statement"), the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain limited events as defined in the Registration Statement.

(6)      Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the year ended December 31, 1997 to the holders of the Series A Preferred Shares totalled $41,949,000.

Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the year ended December 31, 1997 totalled $20,400,000.

(7)      Related Party Transactions

The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The servicing agreement can be terminated without cause with at least 30 days written prior notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense totalled $3,350,000 for the year ended December 31, 1997. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. No disposition fees were recorded during the year ended December 31, 1997.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $19,640,000 at December 31, 1997 and is included in due from affiliates. Substantially all of such payments were passed through to the Company in January 1998 as provided in the servicing agreement. At December 31, 1997, trust funds of approximately $1,425,000, representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

As of December 31, 1997 the Bank owed the Company approximately $160,000 in connection with proceeds from the Company's sale of a foreclosed real estate property, offset by amounts related to the settlement of loans purchased from the Bank and expenses incurred by the Company to be reimbursed to the Bank. This amount is included in due from affiliates. The Bank paid this amount to the Company during January 1998.

(8)      Commitments and Contingencies

ARMs whose interest rates adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 1997, residential mortgage loans included approximately $414,700,000 of principal balance, or approximately 43% of the residential mortgage loans held by the Company at December 31, 1997, that had the potential to negatively amortize. Approximately $98,400,000 or 10% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $2.0 million as of December 31, 1997.

(9)      Fair Value of Financial Instruments

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 (in thousands):


                                         Carrying               Fair
                                          Value                 Value
                                          -----                 -----
Residential mortgage loans, net        $   969,423          $   991,608
Short-term investments                       6,382                6,382

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

The carrying amounts in the table are included in the accompanying balance sheet under the indicated captions.

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to changes.

Residential mortgage loans, net: Fair values are estimated for residential mortgage loans in groups with similar financial and risk characteristics. Residential mortgage loans are segregated into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. Fair value for nonperforming residential mortgage loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

Short-term investments: The carrying value of short-term investments reflects fair value.

(10)     Newly Issued Accounting Pronouncements

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

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is defined to include net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. This statement has no impact on the financial condition or results of operations of the Company. This statement does not apply to an enterprise that has no items of comprehensive income. The Company has no items of comprehensive income during the year ended December 31, 1997.

(11)     Selected Quarterly Financial Data

The following table represents selected quarterly financial data for the year ended December 31, 1997 (in thousands) (unaudited):


                                                                   Quarter Ended
                                          ------------------------------------------------------------------
                                           December 31,      September 30,       June 30,      March 31,
                                               1997               1997             1997          1997       Total 1997
                                               ----               ----             ----          ----       ----------
Net interest income (1)                        $ 18,666        $  19,005        $17,199      $  11,042       $ 65,912
Provision for loan losses                          (630)            (630)          (630)          (420)        (2,310)
                                               --------        ---------      ---------      ---------        -------
     Net interest income after provision
          for loan losses                        18,036           18,375         16,569         10,622         63,602
Total noninterest expense                             4               26             36             41            107
                                               --------        ---------      ---------      ---------       --------

Net income                                     $ 18,032        $  18,349        $16,533      $  10,581       $ 63,495
                                               ========        =========        =======      =========       ========

----------------------------
(1)   gross interest income less servicing fee expense