Form 10-Q
period 1998-03-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1998-05-14
CIK 1027283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 1998  Commission file number: 1-12639
                                --------------                          -------

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

         Maryland                                           94-3254883
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                No.)

  200 Crescent Court, Suite 1350, Dallas, Texas                    75201
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                214-871-5131
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                    N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on May 7, 1998: 1,000 shares.










                              Page 1 of 17 pages
                           Exhibit index on page 13

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    FIRST QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Balance Sheets
              March 31, 1998 and December 31, 1997.......................................................3

              Unaudited Statements of Income
              Three months ended March 31, 1998 and 1997.................................................4

              Unaudited Statements of Cash Flows
              Three months ended March 31, 1998 and 1997.................................................5

              Notes to Unaudited Financial Statements....................................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................................8


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................................................13

     Item 6.  Exhibits and Current Reports on Form 8-K..................................................13






               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                Balance Sheets
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)



                                                                                       March 31,       December 31,
                                                                                         1998              1997
                                                                                         ----              ----
ASSETS

Residential mortgage loans, net                                                        $    951,623     $    969,423
Cash and cash equivalents                                                                    14,328            6,382
Due from affiliates                                                                          35,846           19,800
Accrued interest receivable                                                                   5,602            5,399
Foreclosed real estate, net                                                                   1,037              491
                                                                                       ------------     ------------
     TOTAL ASSETS                                                                      $  1,008,436     $  1,001,495
                                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                      $        157     $         --
Accounts payable and accrued liabilities                                                        186              349
                                                                                       ------------     ------------
     Total Liabilities                                                                          343              349
                                                                                       ------------     ------------

Commitments and contingencies

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500 million, 30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                                 500,000          500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                         --               --
Additional paid-in capital                                                                  500,000          500,000
Retained earnings                                                                             8,093            1,146
                                                                                       ------------     ------------
     Total Stockholders' Equity                                                        $  1,008,093     $  1,001,146
                                                                                       ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,008,436     $  1,001,495
                                                                                       ============     ============









         See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                             STATEMENTS OF INCOME
                  Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)
                                (in thousands)


                                                                                            1998             1997
                                                                                            ----             ----
NET INTEREST INCOME

Residential mortgage loans                                                               $    19,529      $     11,539
     Less: servicing fee expense                                                                (912)             (564)
                                                                                         -----------      ------------
                                                                                              18,617            10,975
Short-term investments                                                                           198                67
                                                                                         -----------      -------------
     Net interest income                                                                      18,815            11,042

Provision for loan losses                                                                       (420)             (420)
                                                                                         -----------      ------------

    Net interest income after provision for loan losses                                       18,395            10,622
                                                                                         -----------      ------------

NONINTEREST EXPENSE

Director fees                                                                                     10                34
Professional fees                                                                                 10                 7
Other                                                                                             22                --
                                                                                         -----------      ------------

     Total noninterest expense                                                                    42                41
                                                                                         -----------      ------------

NET INCOME                                                                                    18,353            10,581

Preferred Stock dividends                                                                     11,406             7,731
                                                                                         -----------      ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                               $     6,947      $      2,850
                                                                                         ===========      ============

            See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                           STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)
                                (in thousands)


                                                                                            1998             1997
                                                                                            ----             ----
OPERATING ACTIVITIES:

Net Income                                                                                $   18,353      $    10,581
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred loan fees and direct origination costs and purchase
          discounts and premiums, net                                                            (78)              22
     Provision for loan losses                                                                   420              420
     Increase in due from affiliates                                                            (501)            (154)
     (Increase)/decrease in accrued interest receivable                                           69             (245)
     Increase/(decrease) in accounts payable and accrued liabilities                            (163)               7
     Increase in due to affiliates                                                               157               --
                                                                                          -----------     -------------

Net cash provided by operating activities                                                     18,257           10,631
                                                                                          -----------     ------------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                   (57,805)        (992,716)
Mortgage loan principal repayments                                                            59,293           13,692
Purchase of accrued interest receivable                                                         (272)          (6,179)
Proceeds from sales of foreclosed real estate                                                     26               --
Foreclosed real estate advances funded                                                          (147)              --
                                                                                          ----------      ------------

Net cash provided by (used in) investing activities                                            1,095         (985,203)
                                                                                          -----------     -----------

FINANCING ACTIVITIES:

Proceeds from capital contributed by Bank                                                         --          499,083
Proceeds from preferred stock issued                                                              --          500,000
Preferred stock dividends paid                                                               (11,406)          (7,731)
                                                                                          ----------      -----------

Net cash provided by (used in) financing activities                                          (11,406)         991,352
                                                                                          ----------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      7,946           16,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               6,382               --
                                                                                          -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   14,328      $    16,780
                                                                                          ===========     ============

            See accompanying notes to unaudited financial statements.

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform with the current period's presentation.

     The accompanying financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     As the Company's common stock is wholly owned by California Federal Bank, A Federal Savings Bank (the "Bank"), earnings per share data is not presented.

(2)  Cash, Cash Equivalents and Statements of Cash Flows

     For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and other short-term investments with original maturities of three months or less.

     During the three months ended March 31, 1998, noncash activity included transfers of $425,000 from residential mortgage loans to foreclosed real estate. No such transfers occurred during the three months ended March 31, 1997.

     In accordance with the servicing agreement, certain principal repayments are not remitted by First Nationwide Mortgage Corporation ("FNMC"), in its capacity as servicer, to the Company until the month following FNMC's receipt of such repayments from mortgagors. The Company records mortgage loan principal repayments during the period such repayments are received by FNMC. During the three months ended March 31, 1998 and 1997, the Company recorded principal reductions to residential mortgage loans which exceeded cash received from FNMC for mortgage loan principal repayments by $15,545,000 and $13,692,000, respectively. An equal offsetting increase to due from affiliates was also recorded during each period.

(3)  Residential Mortgage Loans, Net

     At March 31, 1998 and December 31, 1997, residential mortgage loans, net, consisted of the following (in thousands):


                                                                              March 31,         December 31,
                                                                                 1998               1997
                                                                            --------------    ---------------
1-4 unit residential mortgage loans                                          $     957,934      $     976,155
Deferred loan fees and direct origination costs and purchase
   discounts and premiums, net                                                         858                578
Allowance for loan losses                                                           (7,169)            (7,310)
                                                                             --------------    ---------------

Total residential mortgage loans, net                                        $     951,623      $     969,423
                                                                             =============      =============

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(4)  Dividends

     Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the three months ended March 31, 1998 and 1997 to the holders of the Series A Preferred Shares totalled approximately $11,406,000 and $7,731,000, respectively.

     Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common dividends paid during the three months ended March 31, 1998 and 1997.

(5)  Related Party Transactions

     The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The servicing agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $912,000 and $564,000 for the three months ended March 31, 1998 and 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $3,000 during the three months ended March 31, 1998. No disposition fees were recorded during the three months ended March 31, 1997.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $35,846,000 and $19,640,000 at March 31, 1998 and December 31, 1997, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in April 1998 and January 1998, respectively, as provided in the servicing agreement. At March 31, 1998 and December 31, 1997, trust funds of approximately $1,080,000 and $1,425,000, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of March 31, 1998 the Company owed the Bank approximately $157,000 in connection with the settlement of loans purchased from the Bank and expenses incurred by the Company to be reimbursed to the Bank. This amount was paid to the Bank during April 1998.

     As of December 31, 1997 the Bank owed the Company approximately $160,000 in connection with proceeds from the Company's sale of a foreclosed real estate property, offset by amounts related to the settlement of loans purchased from the Bank and expenses incurred by the Company to be reimbursed to the Bank. This amount was included in due from affiliates on the balance sheet. The Bank paid this amount to the Company during January 1998.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "deem," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statement.

FINANCIAL HIGHLIGHTS

The following information is presented as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 (dollars in thousands):


                                                            1998          1997
                                                      ----------    ----------
Statements of Income:

Net interest income                                   $   18,815    $   11,042
Net interest income after provision for loan losses   $   18,395    $   10,622
Net income                                            $   18,353    $   10,581
Average yield on mortgage loans                             7.47%         7.16%

Balance Sheet as of March 31, 1998:

Residential mortgage loans, net                       $  951,623
Total assets                                          $1,008,436
Total stockholders' equity                            $1,008,093

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

On January 31, 1997, the Company commenced its operations upon the initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), which raised $500,000,000. The Series A Preferred Shares are traded on the New York Stock Exchange under the trading symbol "CFP." Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500,000,000 to the Company. All common shares are held by the Bank.

RESULTS OF OPERATIONS

     Three Months ended March 31, 1998 versus Three Months ended March 31,
1997

Net Income. The Company reported net income for the three months ended March 31, 1998 of $18,353,000 compared with net income of $10,581,000 for the corresponding period in 1997. This increase in 1998 over 1997 is attributable to an increase in interest income and reflects three months of operations in 1998 versus two months of operations in 1997, as the Company commenced its operations on January 31, 1997.

During the three months ended March 31, 1998 and 1997, the Company declared and paid dividends of $11,406,000 and $7,731,000, respectively, on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended March 31, 1998 and 1997 totalled $6,947,000 and $2,850,000, respectively.

Interest Income. The Company reported net interest income of $18,815,000 for the three months ended March 31, 1998, an increase of $7,773,000 over the $11,042,000 net interest income reported for the corresponding period in 1997. The increase is attributed primarily to volume, accounting for $7,147,000 of the increase, while $495,000 relates to a higher average yield on the portfolio. The average outstanding balance of residential mortgage loans during the three month period ended March 31, 1998 was $383,013,000 higher than during the same period in 1997, principally due to one less month of operations in 1997 than in 1998. The higher yield of 7.47% on residential mortgage loans during the three month period ended March 31, 1998 as compared to 7.16% for the same period in 1997 primarily reflects the comparatively higher rates on fully-indexed ARMs in 1998 versus 1997. Net interest income during the three months ended March 31, 1998 is comprised of $18,617,000 ($19,529,000 gross interest less $912,000 servicing fee expense) from residential mortgage loans and $198,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.47% and on earning assets of 7.42%, based on average outstanding asset balances of $996,247,000 and $1,013,869,000, respectively. Net interest income after a $420,000 provision for loan losses was $18,395,000. Net interest income during the three months ended March 31, 1997 is comprised of $10,975,000 ($11,539,000 gross interest less $564,000 servicing fee expense) from residential mortgage loans and $67,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.16% and on earning assets of 7.14%, based on average outstanding asset balances of $613,234,000 and $618,036,000, respectively. Net interest income after a $420,000 provision for loan losses was $10,622,000.

The computations of the average yields above on residential mortgage loans and on earning assets is based on average outstanding asset balances that include the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

RESIDENTIAL MORTGAGE LOANS

During the three months ended March 31, 1997, the Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans. The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

At March 31, 1998, nonaccruing residential mortgage loans totalled $3,317,000, or 0.35% of the total portfolio.

The following table reflects residential mortgage loans with past due principal and interest payments as of March 31, 1998:

                                         Principal Balance        Percent
                                          (in thousands)       of Total Loans
-------------------------------------------------------------------------------
          30 to 59 days past due        $     2,102               0.22%

          60 to 89 days past due        $     1,249               0.13%

          90 days or more past due      $     3,317               0.35%

-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of March 31, 1998 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently may exist in the portfolio, but are not yet identifiable, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the three months ended March 31, 1998 and 1997 (in thousands):



                                                                            1998              1997
                                                                            ----              ----

     Balance - January 1                                             $     7,310     $          --
     Allowance attributable to loans purchased from the Bank                  --             5,000
     Provision for loan losses                                               420               420
     Charge-offs                                                            (561)               --
     Recoveries                                                               --                --
                                                                     -----------        ----------
     Balance - March 31                                              $     7,169        $    5,420
                                                                     ===========        ==========
-------------------------------------------------------------------  ----------------  -----------


The Company's allowance coverage ratio (allowance for loan losses to loans) at March 31, 1998 was 0.75%, while the Company's ratio of allowance for loan losses to nonaccruing loans at March 31, 1998 was 216%.

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

In addition, approximately 40% of the residential mortgage loans held by the Company at March 31, 1998 have the potential to negatively amortize, while approximately 9% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.9 million as of March 31, 1998. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of March 31, 1998:





                                                         Book Value
                                                       (in thousands)              Percent

California                                              $     812,836                 84.8%
Florida                                                        39,966                  4.2%
New York                                                       22,127                  2.3%
Other states (37 states and Washington, D.C.; no
     state has more than 2%)                                   83,863                  8.7%
                                                        -------------                -----

                                                        $     958,792                100.0%
                                                        =============                =====

--------------------------------------------------------------------- ---------------------

The 84.8% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a Real Estate Investment Trust ("REIT"). See " -- Other Matters."

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the three months ended March 31, 1998 were $18,257,000 provided by operating activities and $59,293,000 provided by mortgage loan principal repayments. The primary uses of funds were $57,805,000 in purchases of mortgage loans, and $11,406,000 in preferred stock dividends paid.

OTHER MATTERS

As of March 31, 1998, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets; and

b. that 100% of its revenue qualifies for the 75% source of income test and 100% of its revenue qualifies for the 95% source of income test under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

YEAR 2000

The Bank is responsible for addressing issues related to required changes in computer systems for the year 2000 ("Year 2000") for the Bank and the Company. During the year ended December 31, 1997, the Bank finalized its plan to address such issues. Issues arise because computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, these computer systems would interpret "01/01/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

The Bank has formed an internal task force to determine what changes are needed in the Bank's and the Bank's affiliates' custom software and what changes are required to be made in software purchased from third party vendors as well as what other steps will be necessary to ensure continued operations of the Bank's and the Bank's affiliates' equipment.

It is expected that, by December 31, 1998, all issues related to Year 2000 will be addressed, either by programming changes to the Bank's and the Bank's affiliates' custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000-compliant hardware and software. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Bank. Management believes there is no material risk that the Bank and the Company will fail to address Year 2000 issues in a timely manner. All costs related to Year 2000 will be expensed on the books of the Bank.

DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since the Company's report in ITEM 7A of its Form 10-K for the year ended December 31, 1997.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not the subject of any material litigation. None of the Company, the Bank or any of its affiliates is currently involved in nor, to the Company's knowledge, is currently threatened with, any material litigation with respect to the residential mortgage loans included in the portfolio other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.


Item 6.  Exhibits and Current Reports on Form 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         California Federal Preferred Capital Corporation


                               /s/ Richard H. Terzian
                         _______________________________________
                By:      Richard H. Terzian
                         Executive Vice President, Chief Financial Officer and Director


May 13, 1998