Form 10-Q
period 1998-06-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1998-08-14
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1998   Commission file number: 1-12639
                                -------------                          -------

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                            Maryland                                                        94-3254883
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

      200 Crescent Court, Suite 1350, Dallas, Texas                                           75201
-------------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                            (Zip Code)

                                  214-871-5131
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ]   No

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on August 10, 1998: 1,000 shares.




                               Page 1 of 19 pages
                            Exhibit index on page 16

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    SECOND QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Balance Sheets
              June 30, 1998 and December 31, 1997....................    3

              Unaudited Statements of Income
              Six months ended June 30, 1998 and 1997................    4

              Unaudited Statements of Income
              Three months ended June 30, 1998 and 1997..............    5

              Unaudited Statements of Cash Flows
              Six months ended June 30, 1998 and 1997................    6

              Notes to Unaudited Financial Statements................    7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........   10


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings......................................   16

     Item 6.  Exhibits and Current Reports on Form 8-K...............   16

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 Balance Sheets
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                                June 30,   December 31,
                                                                                  1998        1997
                                                                                  ----        ----
ASSETS

Residential mortgage loans, net                                                $  954,225   $  969,423
Cash and cash equivalents                                                          21,379        6,382
Due from affiliates                                                                32,181       19,800
Accrued interest receivable                                                         5,596        5,399
Foreclosed real estate, net                                                         1,493          491
                                                                               ----------   ----------

     TOTAL ASSETS                                                              $1,014,874   $1,001,495
                                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                              $      643   $     --
Accounts payable and accrued liabilities                                              170          349
                                                                               ----------   ----------

     Total Liabilities                                                                813          349
                                                                               ----------   ----------

Commitments and contingencies

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                       500,000      500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                             --           --
Additional paid-in capital                                                        500,000      500,000
Retained earnings                                                                  14,061        1,146

     Total Stockholders' Equity                                                 1,014,061    1,001,146
                                                                               ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,014,874   $1,001,495
                                                                               ==========   ==========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                            1998        1997
                                                            ----        ----
NET INTEREST INCOME

Residential mortgage loans                                $ 38,186    $ 29,319
     Less: servicing fee expense                            (1,826)     (1,492)
                                                          --------    --------
                                                            36,360      27,827
Short-term investments                                         527         414
                                                          --------    --------
     Net interest income                                    36,887      28,241

Provision for loan losses                                   (1,050)     (1,050)
                                                          --------    --------

    Net interest income after provision for loan losses     35,837      27,191
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                   44          34
Professional fees                                               40          23
Foreclosed real estate operations, net                          (6)       --
Other                                                           31          20
                                                          --------    --------

     Total noninterest expense                                 109          77
                                                          --------    --------

NET INCOME                                                  35,728      27,114

Preferred stock dividends                                   22,813      19,137
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $ 12,915    $  7,977
                                                          ========    ========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                   Three Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                            1998         1997
                                                            ----         ----
NET INTEREST INCOME

Residential mortgage loans                                $ 18,657    $ 17,780
     Less: servicing fee expense                              (914)       (928)
                                                          --------    --------
                                                            17,743      16,852
Short-term investments                                         329         347
                                                          --------    --------
     Net interest income                                    18,072      17,199

Provision for loan losses                                     (630)       (630)
                                                          --------    --------

    Net interest income after provision for loan losses     17,442      16,569
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                   34        --
Professional fees                                               30          16
Foreclosed real estate operations, net                          (6)       --
Other                                                            9          20
                                                          --------    --------

     Total noninterest expense                                  67          36
                                                          --------    --------

NET INCOME                                                  17,375      16,533

Preferred stock dividends                                   11,407      11,406
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $  5,968    $  5,127
                                                          ========    ========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                                                        1998          1997
                                                                                        ----          ----
OPERATING ACTIVITIES:

Net income                                                                          $    35,728    $    27,114
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred loan fees and direct origination costs and purchase
          discounts and premiums, net                                                        51             97
     Provision for loan losses                                                            1,050          1,050
     Gain on sales of foreclosed real estate, net                                           (13)          --
     Increase in due from affiliates                                                       (469)          --
     Decrease in accrued interest receivable                                                569            733
     Increase/(decrease)  in accounts payable and accrued liabilities                      (179)           268
     Increase in due to affiliates                                                          643             10
                                                                                    -----------    -----------

Net cash provided by operating activities                                                37,379         29,272
                                                                                    -----------    -----------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                             (166,224)    (1,019,491)
Mortgage loan principal repayments                                                      166,929         52,391
Purchase of accrued interest receivable                                                    (766)        (6,187)
Proceeds from sales of foreclosed real estate                                               635           --
Foreclosed real estate advances funded                                                     (144)          --
                                                                                    -----------    -----------

Net cash provided by (used in) investing activities                                         430       (973,287)
                                                                                    -----------    -----------

FINANCING ACTIVITIES:

Proceeds from capital contributed by Bank                                                  --          500,000
Proceeds from preferred stock issued                                                       --          500,000
Preferred stock dividends paid                                                          (22,813)       (19,137)
                                                                                    -----------    -----------

Net cash provided by (used in) financing activities                                     (22,813)       980,863
                                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                14,997         36,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          6,382           --
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    21,379    $    36,848
                                                                                    ===========    ===========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

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

     During the six months ended June 30, 1998, noncash activity included transfers of $1,480,000 from residential mortgage loans to foreclosed real estate. No such transfers occurred during the six months ended June 30, 1997.

     In accordance with the servicing agreement, certain principal repayments are not remitted by First Nationwide Mortgage Corporation ("FNMC"), in its capacity as servicer, to the Company until the month following FNMC's receipt of such repayments from mortgagors. The Company records mortgage loan principal repayments during the period such repayments are received by FNMC. During the six months ended June 30, 1998 and 1997, the Company recorded principal reductions to residential mortgage loans which exceeded cash received from FNMC for mortgage loan principal repayments by $11,912,000 and $14,110,000, respectively. An equal offsetting increase to due from affiliates was also recorded during each period.

(3)  Residential Mortgage Loans, Net

     At June 30, 1998 and December 31, 1997, residential mortgage loans, net, consisted of the following (in thousands):

                                                                June 30,   December 31,
                                                                  1998         1997
                                                               ---------    ----------
1-4 unit residential mortgage loans                            $ 960,274    $ 976,155
Deferred loan fees and direct origination costs and purchase
     discounts and premiums, net                                   1,385          578
Allowance for loan losses                                         (7,434)      (7,310)
                                                               ---------    ---------

Total residential mortgage loans, net                          $ 954,225    $ 969,423
                                                               =========    =========

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

(4)  Dividends

     Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the six months ended June 30, 1998 and 1997 to the holders of the Series A Preferred Shares totalled approximately $22,813,000 and $19,137,000, respectively.

     Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common dividends paid during the six months ended June 30, 1998 and 1997.

(5)  Related Party Transactions

     The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $1,826,000 and $1,492,000 for the six months ended June 30, 1998 and 1997, respectively. Servicing fee expense paid totalled $914,000 and $928,000 for the three months ended June 30, 1998 and 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $8,000 and $11,000 during the three and six months ended June 30, 1998, respectively. No disposition fees were recorded during the three and six months ended June 30, 1997.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $32,181,000 and $19,640,000 at June 30, 1998 and December 31, 1997, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in July 1998 and January 1998, respectively, as provided in the servicing agreement. At June 30, 1998 and December 31, 1997, trust funds of approximately $1,976,000 and $1,425,000, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of June 30, 1998 the Company owed the Bank approximately $643,000 in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. This amount was paid to the Bank during July and August 1998.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(6)  Newly Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has not yet completed its analysis of SFAS No. 133 and is unable to determine the effect, if any, implementation may have on the Company's financial statements.

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

FINANCIAL HIGHLIGHTS

The following information is presented as of June 30, 1998 and for the six and three months ended June 30, 1998 and 1997 (dollars in thousands):

                                                         1998           1997
                                                         ----           ----
Statements of Income - Six Months Ended June 30:

Net interest income                                   $   36,887    $   28,241
Net interest income after provision for loan losses   $   35,837    $   27,191
Net income                                            $   35,728    $   27,114
Average yield on mortgage loans                             7.32%         7.01%

Statements of Income - Three Months Ended June 30:

Net interest income                                   $   18,072    $   17,199
Net interest income after provision for loan losses   $   17,442    $   16,569
Net income                                            $   17,375    $   16,533
Average yield on mortgage loans                             7.17%         6.91%

Balance Sheet as of June 30, 1998:

Residential mortgage loans, net                       $  954,225
Total assets                                          $1,014,874
Total stockholders' equity                            $1,014,061

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

RESULTS OF OPERATIONS

     Six Months ended June 30, 1998 versus Six Months ended June 30, 1997

Net Income. The Company reported net income for the six months ended June 30, 1998 of $35,728,000 compared with net income of $27,114,000 for the corresponding period in 1997. This increase in 1998 over 1997 is attributable to an increase in interest income and reflects six months of operations in 1998 versus five months of operations in 1997, as the Company commenced its operations on January 31, 1997.

During the six months ended June 30, 1998 and 1997, the Company declared and paid dividends of $22,813,000 and $19,137,000, respectively, on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the six months ended June 30, 1998 and 1997 totalled $12,915,000 and $7,977,000, respectively.

Interest Income. The Company reported net interest income of $36,887,000 for the six months ended June 30, 1998, an increase of $8,646,000 over the $28,241,000 net interest income reported for the corresponding period in 1997. Of this increase in interest income, $8,533,000 is attributed to residential mortgage loans and $113,000 is attributed to short-term investments. The increase in residential mortgage loan interest income is attributed primarily to an increase in the average outstanding balance of the portfolio, accounting for $7,252,000 of the increase, while $1,281,000 relates to a higher average yield on the portfolio. The average outstanding balance of residential mortgage loans during the six month period ended June 30, 1998 was $198,754,000 higher than during the same period in 1997, principally due to one less month of operations in 1997 than in 1998. The higher yield of 7.32% on residential mortgage loans during the six month period ended June 30, 1998 as compared to 7.01% for the same period in 1997 primarily reflects an increase in the weighted average coupon of the portfolio. The Company experienced a shift in the portfolio such that a larger proportion of the loans have coupon rates based on the one-year Treasury rate index and a smaller proportion have coupons based on the FHLB Eleventh District Cost of Funds ("COFI") index. Loans based on the one-year Treasury rate index generally have coupons that are higher than those of COFI loans. This yield increase also reflects comparatively higher rates on COFI loans during the six month period ended June 30, 1998 versus the same period in 1997. Net interest income during the six months ended June 30, 1998 is comprised of $36,360,000 ($38,186,000 gross interest less $1,826,000 servicing fee expense) from residential mortgage loans and $527,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.32% and on earning assets of 7.27%, based on average outstanding asset balances of $992,820,000 and $1,014,527,000, respectively. Net interest income after a $1,050,000 provision for loan losses was $35,837,000. Net interest income during the six months ended June 30, 1997 is comprised of $27,827,000 ($29,319,000 gross interest less $1,492,000 servicing fee expense) from residential mortgage loans and $414,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.01% and on earning assets of 6.95%, based on average outstanding asset balances of $794,066,000 and $812,652,000, respectively. Net interest income after a $1,050,000 provision for loan losses was $27,191,000.

The computations of the average yields above on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

     Three months ended June 30, 1998 versus three months ended June 30, 1997

 Net Income. The Company reported net income for the three months ended June 30, 1998 of $17,375,000 compared with net income of $16,533,000 for the corresponding period in 1997. This increase in 1998 over 1997 is attributable to an increase in interest income.

During the three months ended June 30, 1998 and 1997, the Company declared and paid dividends of $11,407,000 and $11,406,000, respectively, on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended June 30, 1998 and 1997 totalled $5,968,000 and $5,127,000, respectively.

Interest Income. The Company reported net interest income of $18,072,000 for the three months ended June 30, 1998, an increase of $873,000 over the $17,199,000 net interest income reported for the corresponding period in 1997. Of this increase in interest income, $891,000 is attributed to residential mortgage loans, offset by an $18,000 decrease in interest on short-term investments. The increase in residential mortgage loan interest income is attributed primarily to a higher average yield on the portfolio, accounting for $639,000 of the increase, while $252,000 relates to an increase in the average outstanding portfolio balance. The higher yield of 7.17% on residential mortgage loans during the three month period ended June 30, 1998 as compared to 6.91% for the same period in 1997 primarily reflects an increase in the weighted average coupon of the portfolio. The Company experienced a shift in the portfolio such that a larger proportion of the loans have coupon rates based on the one-year Treasury rate index and a smaller proportion have coupons based on the COFI index. Loans based on the one-year Treasury rate index generally have coupons that are higher than those of COFI loans. This yield increase also reflects comparatively higher rates on COFI loans during the three month period ended June 30, 1998 versus the same period in 1997. The average outstanding balance of residential mortgage loans during the three month period ended June 30, 1998 was $14,497,000 higher than during the same period in 1997 due to the timing of reinvestment of payoffs in new loans. Net interest income during the three months ended June 30, 1998 is comprised of $17,743,000 ($18,657,000 gross interest less $914,000 servicing fee expense) from residential mortgage loans and $329,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.17% and on earning assets of 7.12%, based on average outstanding asset balances of $989,394,000 and $1,015,142,000, respectively. Net interest income after a $630,000 provision for loan losses was $17,442,000. Net interest income during the three months ended June 30, 1997 is comprised of $16,852,000 ($17,780,000 gross interest less $928,000 servicing fee expense) from residential mortgage loans and $347,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.91% and on earning assets of 6.84%, based on average outstanding asset balances of $974,897,000 and $1,006,563,000, respectively. Net interest income after a $630,000 provision for loan losses was $16,569,000.

The computations of the average yields above on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

RESIDENTIAL MORTGAGE LOANS

During the six months ended June 30, 1997, the Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans. The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at June 30, 1998 or December 31, 1997.

The following table reflects residential mortgage loans with past due principal and interest payments as of June 30, 1998 and December 31, 1997:

                                                   June 30, 1998                             December 31, 1997
                                       --------------------------------------     --------------------------------------
                                       Principal Balance          Percent         Principal Balance          Percent
                                         (in thousands)        of Total Loans       (in thousands)        of Total Loans
                                       ------------------      --------------     -----------------       --------------
       30 to 59 days past due               $ 2,699                0.28%               $ 1,427                0.15%

       60 to 89 days past due               $ 1,718                0.18%               $ 1,490                0.15%

       90 days or more past due             $ 2,363                0.25%               $ 3,591                0.37%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of June 30, 1998 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently may exist in the portfolio, but are not yet identifiable, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                1998          1997
                                                                ----          ----
     Balance - January 1                                       $7,310        $   --
     Allowance attributable to loans purchased from the Bank       --         5,000
     Provision for loan losses                                  1,050         1,050
     Charge-offs                                                (926)            --
     Recoveries                                                    --            --
                                                               ------        ------
     Balance - June 30                                         $7,434        $6,050
                                                               ======        ======


The Company's allowance coverage ratio (allowance for loan losses to loans) at June 30, 1998 and December 31, 1997 was 0.77% and 0.75%, respectively, while the Company's ratio of allowance for loan losses to nonaccruing loans at June 30, 1998 and December 31, 1997 was 315% and 204%, respectively.

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

In addition, approximately 37% of the residential mortgage loans held by the Company at June 30, 1998 have the potential to negatively amortize, while approximately 8% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.8 million as of June 30, 1998. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the

Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of June 30, 1998:

                                                                         Book Value
                                                                       (in thousands)   Percent
                                                                       --------------   --------
California                                                                 $810,856       84.3%
Florida                                                                      39,655        4.1
New York                                                                     23,560        2.5
Other states (36 states and Washington, D.C.; no state has more than 2%)     87,588        9.1
                                                                           --------      -----
                                                                           $961,659      100.0%
                                                                           ========      =====


The 84.3% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the six months ended June 30, 1998 were $37,380,000 provided by operating activities and $166,929,000 provided by mortgage loan principal repayments. The primary uses of funds were $166,224,000 in purchases of mortgage loans, and $22,813,000 in preferred stock dividends paid.

OTHER MATTERS

As of June 30, 1998, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

For a detailed discussion of these REIT tax requirements, see the Company's Registration Statement on Form S-11 (File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. Effective for tax years beginning after August 5, 1997, the 30% income limitation was repealed.

YEAR 2000

The Bank is responsible for addressing issues related to required changes in computer systems for the year 2000 ("Year 2000") for the Bank and the Company. During the year ended December 31, 1997, the Bank finalized its plan to address such issues. Issues arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "01/01/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

The Bank has developed and is currently executing a comprehensive plan to make the Bank's and the Bank's affiliates' computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Bank had completed virtually all of the inventory and assessment stages for systems and applications owned by the Bank and the Bank's affiliates. The remediation process is currently underway and the Bank is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted for completion by year ended 1998, while testing and verification of these systems and applications are currently targeted for completion by March 31, 1999.

The Bank has initiated communications with its critical external relationships to determine the extent to which the Bank and the bank's affiliates may be vulnerable to such parties' failure to remediate their own Year 2000 issues. Where practicable, the Bank will assess and attempt to mitigate the Bank's and the Bank's affiliates' risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

It is expected that, by December 31, 1998, all issues related to Year 2000 will be addressed, either by programming changes to the Bank's and the Bank's affiliates' custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000-compliant hardware and equipment. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Bank. All costs related to Year 2000 will be expensed on the books of the Bank. Management believes there is no material risk that the Bank and the Company will fail to address Year 2000 issues in a timely manner.

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


Item 6.  Exhibits and Current Reports on Form 8-K

         (a)      Exhibits:

                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               California Federal Preferred Capital Corporation


                                           /s/ Richard H. Terzian
                               -----------------------------------------------
                           By: Richard H. Terzian
                               Executive Vice President, Chief Financial
                               Officer and Director

                               (Signing on behalf of the Registrant and as the Principal Financial Officer)


August 13, 1998