Form 10-Q
period 1998-09-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1998-11-12
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998        Commission file number: 1-12639
                                ------------------                                -------

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Maryland                                            94-3254883
-------------------------------------------------------------      -----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

 200 Crescent Court, Suite 1350, Dallas, Texas                                    75201
-----------------------------------------------------              -----------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on November 9, 1998: 1,000 shares.




                               Page 1 of 24 pages
                            Exhibit index on page 18

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                                  PAGE NO.
PART I.       FINANCIAL INFORMATION                                               --------
     Item 1.  Financial Statements

              Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997....................3

              Unaudited Statements of Income
              Nine months ended September 30, 1998 and 1997...........................4

              Unaudited Statements of Income
              Three months ended September 30, 1998 and 1997..........................5

              Unaudited Statement of Stockholders' Equity
              Nine months ended September 30, 1998 ...................................6

              Unaudited Statements of Cash Flows
              Nine months ended September 30, 1998 and 1997...........................7

              Notes to Unaudited Financial Statements ................................8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .........................11


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings .....................................................18

     Item 6.  Exhibits and Current Reports on Form 8-K ..............................18

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997
                 (dollars in thousands, except per share data)

                                                                              September 30,   December 31,
ASSETS                                                                            1998            1997
                                                                                  ----            ----
Residential mortgage loans, net                                                $   955,952    $   969,423
Cash and cash equivalents                                                            7,135          6,382
Due from affiliates                                                                 31,265         19,800
Accrued interest receivable                                                          5,564          5,399
Foreclosed real estate, net                                                          1,449            491
                                                                               -----------    -----------

     TOTAL ASSETS                                                              $ 1,001,365    $ 1,001,495
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                              $       201    $      --
Note payable to Bank                                                                11,406           --
Accounts payable and accrued liabilities                                               116            349
                                                                               -----------    -----------

     Total Liabilities                                                              11,723            349
                                                                               -----------    -----------

Commitments and contingencies

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                        500,000        500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                              --             --
Additional paid-in capital                                                         500,000        500,000
Retained (deficit) earnings                                                        (10,358)         1,146
                                                                               -----------    -----------
     Total Stockholders' Equity                                                    989,642      1,001,146
                                                                               -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,001,365    $ 1,001,495
                                                                               ===========    ===========



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                            1998         1997
                                                            ----         ----
NET INTEREST INCOME
Residential mortgage loans                                $ 56,852    $ 48,869
     Less: servicing fee expense                            (2,746)     (2,410)
                                                          --------    --------
                                                            54,106      46,459
Short-term investments                                         827         787
                                                          --------    --------
     Net interest income                                    54,933      47,246

Provision for loan losses                                   (1,680)     (1,680)
                                                          --------    --------

    Net interest income after provision for loan losses     53,253      45,566
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                   48          34
Professional fees                                               55          37
Foreclosed real estate operations, net                         (99)       --
Other                                                           40          32
                                                          --------    --------

     Total noninterest expense                                  44         103
                                                          --------    --------

Income before income taxes                                  53,209      45,463

Income tax expense                                              44        --
                                                          --------    --------
NET INCOME                                                  53,165      45,463

Preferred stock dividends                                   34,219      30,543
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $ 18,946    $ 14,920
                                                          ========    ========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                 Three Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                            1998        1997
                                                            ----        ----
NET INTEREST INCOME
Residential mortgage loans                                $ 18,666    $ 19,550
     Less: servicing fee expense                              (920)       (918)
                                                          --------    --------
                                                            17,746      18,632
Short-term investments                                         300         373
                                                          --------    --------
     Net interest income                                    18,046      19,005

Provision for loan losses                                     (630)       (630)
                                                          --------    --------

    Net interest income after provision for loan losses     17,416      18,375
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                    4        --
Professional fees                                               15          14
Foreclosed real estate operations, net                         (93)       --
Other                                                            9          12
                                                          --------    --------

     Total noninterest expense                                 (65)         26
                                                          --------    --------

Net income before income taxes                              17,481      18,349

Income tax expense                                              44        --
                                                          --------    --------
NET INCOME                                                  17,437      18,349

Preferred stock dividends                                   11,406      11,406
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $  6,031    $  6,943
                                                          ========    ========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1998
                                  (Unaudited)
                                 (in thousands)

                                                                        Additional      Retained       Total
                                               Preferred     Common       Paid-in       (Deficit)   Stockholders'
                                                 Stock        Stock       Capital       Earnings        Equity
                                              -----------   ---------    -----------   -----------   ------------
BALANCE AT DECEMBER 31, 1997                  $   500,000   $     --     $   500,000   $     1,146    $ 1,001,146

Net income                                           --           --            --          53,165         53,165

Dividends paid on 9-1/8% noncumulative
     exchangeable preferred stock, series A          --           --            --         (34,219)       (34,219)

Dividends paid on common stock                       --           --            --         (30,450)       (30,450)
                                              -----------   ----------   -----------   -----------    -----------

BALANCE AT SEPTEMBER 30, 1998                 $   500,000   $     --     $   500,000   $   (10,358)   $   989,642
                                              ===========   ==========   ===========   ===========    ===========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                 (in thousands)

                                                                                       1998            1997
                                                                                       ----            ----
OPERATING ACTIVITIES:
Net income                                                                          $    53,165    $    45,463
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred loan fees and direct origination costs and purchase
          discounts and premiums, net                                                       183            120
     Provision for loan losses                                                            1,680          1,680
     Gain on sales of foreclosed real estate, net                                          (107)          --
     Increase in due from affiliates                                                       (556)          (342)
     Decrease in accrued interest receivable                                              1,047            858
     Increase/(decrease)  in accounts payable and accrued liabilities                      (233)           286
     Increase in due to affiliates                                                          201             77
                                                                                    -----------    -----------

Net cash provided by operating activities                                                55,380         48,142
                                                                                    -----------    -----------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                             (264,556)    (1,117,112)
Mortgage loan principal repayments                                                      263,081        126,976
Purchase of accrued interest receivable                                                  (1,212)        (6,569)
Proceeds from sales of foreclosed real estate                                             1,455           --
Foreclosed real estate advances funded                                                     (132)          --
                                                                                    -----------    -----------

Net cash used in investing activities                                                    (1,364)      (996,705)
                                                                                    -----------    -----------

FINANCING ACTIVITIES:

Proceeds from note payable to Bank                                                       11,406           --
Proceeds from capital contributed by Bank                                                  --          500,000
Proceeds from preferred stock issued                                                       --          500,000
Common stock dividends paid                                                             (30,450)          --
Preferred stock dividends paid                                                          (34,219)       (30,543)
                                                                                    -----------    -----------

Net cash (used in) provided by financing activities                                     (53,263)       969,457
                                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   753         20,894

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          6,382           --
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     7,135    $    20,894
                                                                                    ===========    ===========


See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform with the current period's presentation.

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

     During the nine months ended September 30, 1998 and 1997, noncash activity included transfers of $2,174,000 and $262,000, respectively, from residential mortgage loans to foreclosed real estate.

     In accordance with the servicing agreement, certain principal repayments are not remitted by First Nationwide Mortgage Corporation ("FNMC"), in its capacity as servicer, to the Company until the month following FNMC's receipt of such repayments from mortgagors. The Company records mortgage loan principal repayments during the period such repayments are received by FNMC. During the nine months ended September 30, 1998 and 1997, the Company recorded principal reductions to residential mortgage loans which exceeded cash received from FNMC for mortgage loan principal repayments by $10,909,000 and $23,555,000, respectively. An equal offsetting increase to due from affiliates was also recorded during each period.

(3)  Residential Mortgage Loans, Net

     At September 30, 1998 and December 31, 1997, residential mortgage loans, net, consisted of the following (in thousands):

                                                             September 30,   December 31,
                                                                 1998            1997
                                                               ---------       ---------
1-4 unit residential mortgage loans                            $ 961,850       $ 976,155
Deferred loan fees and direct origination costs and purchase
     discounts and premiums, net                                   1,978             578
Allowance for loan losses                                         (7,876)         (7,310)
                                                               ---------       ---------

Total residential mortgage loans, net                          $ 955,952       $ 969,423
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

(4)  Dividends

     Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the nine months ended September 30, 1998 and 1997 to the holders of the Series A Preferred Shares totalled approximately $34,219,000 and $30,543,000, respectively.

     Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the nine months ended September 30, 1998 totalled approximately $30,450,000. There were no common stock dividends paid during the nine months ended September 30, 1997.

(5)  Related Party Transactions

     The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $2,746,000 and $2,410,000 for the nine months ended September 30, 1998 and 1997, respectively. Servicing fee expense paid totalled $920,000 and $918,000 for the three months ended September 30, 1998 and 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $9,000 and $20,000 during the three and nine months ended September 30, 1998, respectively. No disposition fees were recorded during the three and nine months ended September 30, 1997.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $31,265,000 and $19,640,000 at September 30, 1998 and December 31, 1997, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in October 1998 and January 1998, respectively, as provided in the Servicing Agreement. At September 30, 1998 and December 31, 1997, trust funds of approximately $2,799,000 and $1,425,000, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of September 30, 1998 the Company owed the Bank approximately $201,000 in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. This amount was paid to the Bank during October 1998.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

     On September 29, 1998, the Company borrowed $11,406,000 from the Bank for the purpose of paying a portion of the common stock dividends paid during September 1998. The note is unsecured, matures September 29, 1999 and bears interest at 5% per annum, compounded annually. The outstanding balance of this note was $11,406,000 at September 30, 1998. No interest expense was recorded with respect to this note during the three and nine months ended September 30, 1998.

(6)  Newly Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has not yet completed its analysis of SFAS No. 133 and is unable to determine the effect, if any, implementation may have on the Company's financial statements.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), an amendment of Statement of Financial Accounting Standards No. 65. SFAS No. 65, as amended by SFAS No. 115, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter after December 15, 1998. Early application is encouraged and is permitted as of the issuance of this statement. Management does not expect that adoption of SFAS No. 134 will have a material impact on the financial condition or results of operations of the Company.

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

FINANCIAL HIGHLIGHTS

The following information is presented as of September 30, 1998 and for the nine and three months ended September 30, 1998 and 1997 (dollars in thousands):

                                                                1998            1997
                                                                ----            ----
Statements of Income - Nine Months Ended September 30:

Net interest income                                         $   54,933       $   47,246
Net interest income after provision for loan losses         $   53,253       $   45,566
Net income                                                  $   53,165       $   45,463
Average yield on mortgage loans                                   7.27%            7.22%

Statements of Income - Three Months Ended September 30:

Net interest income                                         $   18,046       $   19,005
Net interest income after provision for loan losses         $   17,416       $   18,375
Net income                                                  $   17,437       $   18,349
Average yield on mortgage loans                                   7.16%            7.55%

Balance Sheet as of September 30, 1998:

Residential mortgage loans, net                             $  955,952
Total assets                                                $1,001,365
Total stockholders' equity                                  $  989,642

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

RESULTS OF OPERATIONS

     Nine Months ended September 30, 1998 versus Nine Months ended September 30, 1997

Net Income. The Company reported net income for the nine months ended September 30, 1998 of $53,165,000 compared with net income of $45,463,000 for the corresponding period in 1997. This increase in 1998 over 1997 is attributable to an increase in net interest income and reflects nine months of operations in 1998 versus eight months of operations in 1997, as the Company commenced its operations on January 31, 1997. During the nine months ended September 30, 1998, the Company reported income tax expense of $44,000 related to net gains on the sale of foreclosed real estate.

During the nine months ended September 30, 1998 and 1997, the Company declared and paid dividends of $34,219,000 and $30,543,000, respectively, on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the nine months ended September 30, 1998 and 1997 totalled $18,946,000 and $14,920,000, respectively. During the nine months ended September 30, 1998, the Company declared and paid dividends of $30,450,000 to the Bank as common stockholder. This common stock dividend reflects anticipated net income available to the common shareholder for 1998 plus approximately $4,400,000 of tax basis net income available from 1997 which was not distributed to the common shareholder during 1997. There were no common stock dividends paid during the nine months ended September 30, 1997.

Interest Income. The Company reported net interest income of $54,933,000 for the nine months ended September 30, 1998, an increase of $7,687,000 over the $47,246,000 net interest income reported for the corresponding period in 1997. Of this increase in interest income, $7,647,000 is attributed to residential mortgage loans and $40,000 is attributed to short-term investments. The increase in residential mortgage loan interest income is attributed primarily to an increase in the average outstanding balance of the portfolio, accounting for $7,322,000 of the increase, while $325,000 relates to a higher average yield on the portfolio. The average outstanding balance of residential mortgage loans during the nine month period ended September 30, 1998 was $133,737,000 higher than during the same period in 1997, principally due to one less month of operations in 1997 than in 1998. The higher yield of 7.27% on residential mortgage loans during the nine month period ended September 30, 1998 as compared to 7.22% for the same period in 1997 primarily reflects an increase in the weighted average coupon of the portfolio. The Company experienced a shift in the portfolio such that a larger proportion of the loans have coupon rates based on the one-year Treasury rate index and a smaller proportion have coupons based on the FHLB Eleventh District Cost of Funds ("COFI") index. Loans based on the one-year Treasury rate index generally have coupons that are higher than those of COFI loans. This yield increase also reflects comparatively higher rates on COFI loans during the nine month period ended September 30, 1998 versus the same period in 1997. Net interest income during the nine months ended September 30, 1998 is comprised of $54,106,000 ($56,852,000 gross interest less $2,746,000 servicing fee expense) from residential mortgage loans and $827,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.27% and on earning assets of 7.22%, based on average outstanding asset balances of $992,171,000 and $1,014,536,000, respectively. Net interest income after a $1,680,000 provision for loan losses was $53,253,000. Net interest income during the nine months ended September 30, 1997 is comprised of $46,459,000 ($48,869,000 gross interest less $2,410,000 servicing fee expense) from residential mortgage loans and $787,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.22% and on earning assets of 7.16%, based on average outstanding asset balances of $858,434,000 and $880,238,000, respectively. Net interest income after a $1,680,000 provision for loan losses was $45,566,000.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

     Three months ended September 30, 1998 versus three months ended September 30, 1997

Net Income. The Company reported net income for the three months ended September 30, 1998 of $17,437,000 compared with net income of $18,349,000 for the corresponding period in 1997. This decrease in 1998 compared with 1997 is attributable to a decrease in net interest income. During the three months ended September 30, 1998, the Company reported income tax expense of $44,000 related to net gains on the sale of foreclosed real estate.

During each of the three month periods ended September 30, 1998 and 1997, the Company declared and paid dividends of $11,406,000 on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended September 30, 1998 and 1997 totalled $6,031,000 and $6,943,000, respectively. During the three months ended September 30, 1998, the Company declared and paid dividends of $30,450,000 to the Bank as common stockholder. This common stock dividend reflects anticipated net income available to the common shareholder for 1998 plus approximately $4,400,000 of tax basis net income available from 1997 which was not distributed to the common shareholder during 1997. There were no common stock dividends paid during the three months ended September 30, 1997.

Interest Income. The Company reported net interest income of $18,046,000 for the three months ended September 30, 1998, a decrease of $959,000 over the $19,005,000 net interest income reported for the corresponding period in 1997. Of this decrease in interest income, $886,000 is attributed to residential mortgage loans and $73,000 is attributed to short-term investments. The decrease in residential mortgage loan interest income is attributed to a lower average yield on the portfolio, accounting for a $955,000 decrease, which was offset by a $69,000 increase related to an increase in the average outstanding portfolio balance. The lower yield of 7.16% on residential mortgage loans during the three month period ended September 30, 1998 as compared to 7.55% for the same period in 1997 primarily reflects the effect of certain adjustments made during the third quarter of 1997. The yield for the three months ended September 30, 1997 before such adjustments was 7.22%. The remaining difference is primarily due to higher amortization of deferred loan fees and direct origination costs and net purchase discounts and premiums during the 1998 period. The average outstanding balance of residential mortgage loans during the three month period ended September 30, 1998 was $3,702,000 higher than during the same period in 1997. Net interest income during the three months ended September 30, 1998 is comprised of $17,746,000 ($18,666,000 gross interest less $920,000 servicing fee expense) from residential mortgage loans and $300,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.16% and on earning assets of 7.11%, based on average outstanding asset balances of $990,873,000 and $1,014,532,000, respectively. Net interest income after a $630,000 provision for loan losses was $17,416,000. Net interest income during the three months ended September 30, 1997 is comprised of $18,632,000 ($19,550,000 gross interest less $918,000 servicing fee expense) from residential mortgage loans and $373,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.55% and on earning assets of 7.49%, based on average outstanding asset balances of $987,171,000 and $1,015,306,000, respectively. Net interest income after a $630,000 provision for loan losses was $18,375,000.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

RESIDENTIAL MORTGAGE LOANS

During the nine months ended September 30, 1997, the Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans. The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at September 30, 1998 or December 31, 1997.

The following table reflects residential mortgage loans with past due principal and interest payments as of September 30, 1998 and December 31, 1997:

                                          September 30, 1998                          December 31, 1997
                                          ------------------                          -----------------
                                Principal Balance          Percent         Principal Balance          Percent
                                  (in thousands)        of Total Loans       (in thousands)        of Total Loans
                                -----------------       --------------     -----------------       --------------
30 to 59 days past due               $ 1,296                0.13%               $ 1,427                0.15%

60 to 89 days past due               $ 1,263                0.13%               $ 1,490                0.15%

90 days or more past due             $ 1,654                0.17%               $ 3,591                0.37%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of September 30, 1998 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                           1998       1997
                                                           ----       ----
Balance - January 1                                       $ 7,310    $  --
Allowance attributable to loans purchased from the Bank      --        5,000
Provision for loan losses                                   1,680      1,680
Charge-offs                                                (1,114)      --
Recoveries                                                   --         --
                                                          -------    -------
Balance - September 30                                    $ 7,876    $ 6,680
                                                          =======    =======


The Company's allowance coverage ratio (allowance for loan losses to loans) at September 30, 1998 and December 31, 1997 was 0.82% and 0.75%, respectively, while the Company's ratio of allowance for loan losses to nonaccruing loans at September 30, 1998 and December 31, 1997 was 476% and 204%, respectively.

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

In addition, approximately 33% of the residential mortgage loans held by the Company at September 30, 1998 have the potential to negatively amortize, while approximately 7% of such loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.7 million as of September 30, 1998. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of September 30, 1998:

                                               Book Value
                                             (in thousands)   Percent
                                             --------------   -------
California                                      $805,011       83.5%
Florida                                           39,293        4.1
New York                                          24,761        2.6
Other states (37 states and Washington, D.C.;
 no state has more than 2%)                       94,763        9.8
                                                --------      -----
                                                $963,828      100.0%
                                                ========      =====


The 83.5% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

The Company's primary source of cash to pay interest on and principal of its note payable to the Bank (the "Note") is expected to be operating earnings. Interest on the Note, which is payable at maturity, will approximate $570,000. The Note matures on September 29, 1999. Although the Company expects that operating earnings will be sufficient to pay interest when due and the principal amount of the Note at maturity, there can be no assurance that operating earnings will be sufficient to make such distributions to the Bank. In addition, there can be no assurance that such distributions will be permitted by the terms of any class of preferred stock issued by the Company.

As presented in the accompanying statement of cash flows, the primary sources of funds during the nine months ended September 30, 1998 were $55,380,000 provided by operating activities, $263,081,000 provided by mortgage loan principal repayments and $11,406,000 proceeds from a note payable to the Bank. The primary uses of funds were $264,556,000 in purchases of mortgage loans, $30,450,000 in common stock dividends paid and $34,219,000 in preferred stock dividends paid.

OTHER MATTERS

As of September 30, 1998, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

The Bank has developed and is currently executing a comprehensive plan to make the Bank's and the Bank's affiliates' computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Bank had completed virtually all of the inventory and assessment stages for systems and applications owned by the Bank and the Bank's affiliates. The remediation or renovation process is currently underway and the Bank is utilizing both internal and external resources to reprogram, or replace, where necessary, and test the software for Year 2000 modifications. The remediation process is targeted to be substantially complete by year end 1998 and to be completed by March 31, 1999, while testing and verification of these systems and applications are currently targeted for completion by March 31, 1999. The Bank is currently assessing risks related to the potential failure of material third parties to be ready for Year 2000.

The Bank has completed its inventory and assessment of electrical and electronic equipment which may be controlled by microprocessor chips, including automatic teller machines, telecommunications systems, building management systems, security equipment and systems, telecommunications equipment, vehicles and office equipment. All such equipment and systems not certified as Year 2000 ready are planned to be upgraded, discarded or replaced by March 31, 1999. In addition, the Bank has completed its inventory of business forms to identify those containing a preprinted "19__". All such forms have been redesigned and replacement supplies have been ordered.

The Bank has initiated communications with its critical external relationships to determine the extent to which the Bank and the Bank's affiliates may be vulnerable to such parties' failure to remediate their own Year 2000 issues. The Bank has obtained written statements from its critical service providers indicating they will be Year 2000-ready. However, through the testing and certification stage, the Bank will continue to assess and attempt to mitigate the Bank's and the

Bank's affiliates' risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

The Bank has completed its risk assessment of each of the Bank's and the Bank's affiliates' loan portfolios and identified material borrowers which are most likely to experience Year 2000 related problems. In an effort to educate borrowers and further assess Year 2000 preparedness, material borrowers have been contacted through questionnaires, surveys, or loan officer phone calls and visits. Educational materials have been sent to the majority of borrowers not categorized as material customers for Year 2000 purposes. Ongoing efforts to mitigate potential Year 2000 problems in higher-risk portfolios include incorporating Year 2000 compliance requirements in loan documents and assessing Year 2000 readiness in the Bank's and the Banks' affiliates underwriting process for new loans and renewals.

Year 2000 is the highest priority project within the Information and Technology Services unit of the Bank. All costs related to Year 2000 will be expensed on the books of the Bank. Management believes there is no material risk that the Bank and the Company will fail to address Year 2000 issues in a timely manner.

In light of normal ongoing field visits by Bank regulatory examiners, there is little chance of enforcement action on the Bank's Year 2000 project. The Company does not anticipate material loan losses or acceleration of pre-payments due to Year 2000.

The Bank is currently developing a contingency plan which will be completed by December 31, 1998. This plan will address the issue of what the Bank and the Bank's affiliates will do if they or their vendors and/or business partners are not ready for Year 2000.

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


Item 6.  Exhibits and Current Reports on Form 8-K

         (a)      Exhibits:

                  10.1 Promissory Note, entered into as of September 29, 1998, between California Federal Bank, A Federal Savings Bank, lender, and California Federal Preferred Capital Corporation, borrower.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               California Federal Preferred Capital Corporation


                               By:      /s/ Richard H. Terzian
                                   -------------------------------
                                   Richard H. Terzian
                                   Executive Vice President,
                                   Chief Financial Officer and Director

                                   (Signing on behalf of the Registrant and as the Principal Financial Officer)


November 12, 1998