Form 10-K
period 1998-12-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1999-03-30
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                         Commission file number: 1-12639

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
 -------------------------------------------------------------------------------

                  Maryland                               94-3254883
   (State or other jurisdiction of         (I.R.S. employer  Identification no.)
    incorporation or organization
 -------------------------------------------------------------------------------

200 Crescent Court, Suite 1350, Dallas, Texas              75201
  (Address of principal executive offices)               (Zip code)
 -------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (214) 871-5131

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
9-1/8% Noncumulative Exchangeable             New York Stock Exchange
     Preferred Stock, Series A

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 23, 1999: N/A

     Number of shares outstanding of registrant's common stock $0.01 par value on March 23, 1999: 1,000 shares

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None
                               Page 1 of 47 pages
                            Exhibit index on page 29


                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                         1998 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                                                      Page
                                                                                                      ----
ITEM 1.  Business...................................................................................    3
              General...............................................................................    3
              Description of Common Stock...........................................................    3
              Description of Series A Preferred Shares..............................................    4
              Dividend Policy.......................................................................   10
              The Bank..............................................................................   10
              Residential Mortgage Loans............................................................   11
              Credit Risk Management Policies.......................................................   12
              Delinquencies and Nonperforming Loans.................................................   12
              Geographic Distribution...............................................................   13
              Servicing of Residential Mortgage Loans...............................................   13
              Capital and Leverage Policies.........................................................   14
              Employees.............................................................................   14
              Competition...........................................................................   14
              Environmental Matters.................................................................   14
              Tax Status of the Company.............................................................   15
ITEM 2.  Properties.................................................................................   16
ITEM 3.  Legal Proceedings..........................................................................   16
ITEM 4.  Submission of Matters to a Vote of Security Holders........................................   16

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..................   17
ITEM 6.  Selected Financial Data....................................................................   18
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   19
              Overview .............................................................................   19
              Results of Operations.................................................................   19
              Residential Mortgage Loans............................................................   20
              Allowance for Loan Losses.............................................................   20
              Interest Rate Risk....................................................................   21
              Significant Concentration of Credit Risk..............................................   21
              Liquidity Risk Management.............................................................   22
              Impact of Inflation and Changing Prices...............................................   23
              Other Matters.........................................................................   23
              Year 2000.............................................................................   23
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.................................   25
ITEM 8.  Financial Statements and Supplementary Data................................................   26
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   26

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.........................................   27
ITEM 11. Executive Compensation.....................................................................   28
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.............................   28
ITEM 13. Certain Relationships and Related Transactions.............................................   28

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   29

Audited Financial Statements........................................................................  F-1


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

                                     PART I

ITEM 1. Business

General

California Federal Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank, A Federal Savings Bank (the "Bank"). The Bank is wholly-owned indirectly by Golden State Bancorp Inc. ("Golden State"). The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, in general, the Company is not subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC.

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange ("NYSE") under the trading symbol "CFP." Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996.5 million. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. The Company has entered into a servicing agreement (the "Servicing Agreement") with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), to service the Company's residential mortgage loans.

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

The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are perpetual and will not be convertible into shares of common stock or any other class or series of stock of the Company and will not be subject to any sinking fund or other obligation of the Company for its repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined below) upon the occurrence of the Exchange Event (as defined below).

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

If any Series A Preferred Shares are outstanding, no full dividends or other distributions shall be authorized, declared or paid or set apart for payment on any common stock or other capital stock of the Company ranking junior to ("Junior Stock") or on a parity with ("Parity Stock") the Series A Preferred Shares for any quarterly period unless full dividends have been or contemporaneously are authorized, declared and paid, or authorized and declared and a sum sufficient for the payment thereof is set apart for such payments on the Series A Preferred Shares for (i) the immediately preceding quarterly dividend period, in the case of Parity Stock, and (ii) the then-current quarterly dividend period, in the case of Junior Stock. When dividends are not paid in full (or a sum sufficient for such full payment is not so set apart) for any quarterly dividend period upon the Series A Preferred Shares and the shares of Parity Stock, all dividends authorized and declared on the Series A Preferred Shares and the shares of Parity Stock shall only be authorized and declared pro rata based upon the respective amounts that would have been paid on the Series A Preferred Shares and any shares of Parity Stock had dividends been authorized and declared in full.

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

The Automatic Exchange shall occur as of 8:00 a.m. Eastern time on the effective date of such exchange set forth in the Directive, or, if such date is not set forth in the Directive, as of 8:00 a.m. Eastern time on the first business day immediately following the date of issuance of the Directive (the "Time of Exchange"). As of the Time of Exchange, all shares of Series A Preferred Shares will be canceled without any further action by the Company, all rights of the holders of Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes the holders of Bank preferred stock. The Company will mail notice of the occurrence of the Exchange Event to each holder of Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for Bank preferred stock upon surrender of such holder's certificates for Series A Preferred Shares. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing Series A Preferred Shares shall be deemed for all purposes to represent Bank preferred stock. Once the Directive is issued, no action will be required to be taken by holders of Series A Preferred Shares, by the Bank or by the Company in order to effect the Automatic Exchange as of the Time of Exchange.

Holders of Series A Preferred Shares, by purchasing such shares of Series A Preferred Shares, are deemed to have agreed to be bound by the unconditional obligation to exchange such shares of Series A Preferred Shares for Bank preferred stock upon the occurrence of the Exchange Event. The obligation of the holders of Series A Preferred Shares to surrender such shares and the obligation of the Bank to issue Bank preferred stock in exchange for Series A Preferred Shares shall be enforceable by the Bank and such holders, respectively, against the other.

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


If Redeemed During the                        Redemption Price
     12-month Period                          Per Share of the
  Beginning January 31,                 Series A Preferred Shares
  --------------------                  -------------------------
2002................................              $26.14
2003................................               25.91
2004................................               25.68
2005................................               25.46
2006................................               25.23
2007 and thereafter.................               25.00

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

"Change of Control" means the occurrence of any of the following events:

         (i) any Person (as defined herein) other than a Permitted Holder (as defined below) shall be the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of a majority in the aggregate of the total voting power of the voting stock of the Bank, whether as a result of issuance of securities of the Bank, any merger, consolidation, liquidation or dissolution of the Bank, any direct or indirect transfer of securities by a Permitted Holder, or otherwise; or

         (ii) a sale, transfer, conveyance or other disposition, in a single transaction or in a series of related transactions (other than to an affiliate of the Bank or any of its subsidiaries), in either case occurring outside the ordinary course of business, of more than 75% of the assets and 75% of the deposit liabilities of the Bank shown on the consolidated balance sheet of the Bank as of the end of the most recent fiscal quarter ending at least 45 days prior to such transaction (or the first in such related series of transactions); or

         (iii) a transaction or series of related transactions as a result of which 20% or more of the voting stock or common stock (or capital stock convertible or exchangeable into 20% of the voting stock or common stock) of the Bank is held by one or more Persons other than Golden State Financial Corporation (successor by merger to First Nationwide Holdings Inc.) or its wholly owned subsidiaries.

"Permitted Holder" means Ronald O. Perelman (or in the event of his incompetence or death, his estate, heirs, executor, administrator, committee or other personal representative (collectively, "heirs")) or any entity controlled, directly or indirectly, by Ronald O. Perelman or his heirs.

"Treasury Rate" means the yield to maturity at the time of computation of United States Treasury securities with a constant maturity (as compiled and published in the most recent Federal Reserve Statistical Release H. 15 (519)) which has become publicly available at least two business days prior to the date fixed for redemption (or, if such Statistical Release is no longer published, any publicly available source of similar market data)) most nearly equal to the period of time to January 31, 2002; provided, however, that if such period is not equal to the constant maturity of a United States Treasury security for which a weekly average yield is given, the Treasury Rate shall be obtained by linear interpolation (calculated to the nearest one-twelfth of a year) from the weekly average yields of United States Treasury securities for which such yields are given, except that, if such remaining life is less than one year, the weekly average yield on actually traded United States Treasury securities adjusted to a constant maturity of one year shall be used.

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

The Company's ability to redeem any Series A Preferred Shares, whether as a result of a Change of Control or otherwise, is subject to compliance with applicable regulatory requirements, including the prior approval of the OTS, relating to the redemption of capital instruments. Under current policies of the OTS, such approval would be granted only if the redemption were to be made out of the proceeds of the issuance of another capital instrument or if the OTS determines that the condition and circumstances of the Bank warrant the reduction of a source of permanent capital.

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

     Restrictions on Ownership and Transfer

In order for the Company to qualify, and to continue to qualify, as a REIT under the IRC, not more than 50% of the value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the IRC to include certain entities) during the last half of a taxable year (other than the first year) (the "Five or Fewer Test"). The Five or Fewer Test is applied using certain constructive ownership rules. Certain significant shareholders of Golden State (i.e., Ronald O. Perelman and Gerald J. Ford) ("Significant Shareholders"), through their constructive ownership of a beneficial interest in the Bank, constitute two individuals for the purposes of this test and, under the Internal Revenue Service ("IRS") rules for determining percentages of ownership, are deemed to own constructively approximately 39% of the value of the outstanding shares of stock in the Company during the last half of the taxable year. Presently, there are no restrictions which prevent either
(i) any Significant Shareholder from increasing or decreasing its percentage ownership of the Company, (ii) any Significant Shareholder from increasing or decreasing its percentage ownership of the Bank (and thus its percentage ownership in the Company) or (iii) any other person from becoming a significant constructive shareholder of the Company by acquiring an equity interest in the Bank. Moreover, any increase or decrease in the value of the common stock as compared to the value of the preferred stock will increase or decrease the percentage of ownership held by the Significant Shareholders.

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

The constructive ownership rules of the IRC are complex and may cause preferred stock owned, directly or indirectly, by one individual or entity to be deemed to be owned by other related individuals or entities. Similarly, under the constructive ownership rules, an individual or entity that owns stock of the Bank will be deemed to own a proportionate share of the common stock of the Company owned by the Bank. As a result, the acquisition by an individual or entity of stock of the Company in amounts below the Ownership Limit (or the acquisition of an entity that owns such shares) may cause that individual or entity (or another individual or entity) to violate the Ownership Limit. In addition, other events, such as changes in relative values of the common and preferred stock, could cause an individual or entity to violate the Ownership Limit.

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

In addition, the REIT provisions of the IRC require that the stock of the Company must be beneficially owned by 100 or more persons during at least 335 days of a taxable year (the "One Hundred Persons Test"). The Charter contains restrictions in order to ensure compliance with the One Hundred Persons Test. Specifically, such provisions require that if any transfer of shares of stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

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

Dividend Policy

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its REIT taxable income to its stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of dividends declared and paid to the common stockholder and to the holders of the Series A Preferred Shares during the years ended December 31, 1998 and 1997.

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

The Bank

The Bank, which is headquartered in San Francisco, California, is a diversified financial services company that primarily serves consumers in California and to a lesser extent, in Nevada. The Bank's principal business consists of (i) operating retail deposit branches that provide retail consumers and small businesses with deposit products such as demand, transaction and savings accounts; investment products such as mutual funds, annuities and insurance; and
(ii) mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases certain commercial real estate, commercial and consumer loans for investment.

The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act ("HOLA") and regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of the Bank, up to applicable limits. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

As of December 31, 1998, the Bank had assets totalling $54.7 billion, deposits totalling $24.8 billion and operated retail branch offices at 358 locations in two states.

Because the Company is a subsidiary of the Bank, federal regulatory authorities will have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a core capital (or leverage) ratio of less than 4.0%. At December 31, 1998, the Bank's total risk-based capital ratio was 11.69%, its tier 1 risk-based capital ratio was 10.27% and its core capital (or leverage) ratio was 5.29%.

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

Residential Mortgage Loans

The Company's portfolio of mortgage loans consisted of 1-4 unit residential mortgage loans totalling $946.0 million and $969.4 million at December 31, 1998 and 1997, respectively, which were primarily adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

The Company also intends that all residential mortgage loans held by the Company will be serviced pursuant to the Servicing Agreement between the Company and FNMC dated January 31, 1997. See "-- Servicing of Residential Mortgage Loans."

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

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 1998 and 1997:

                                                     1998                                          1997
                                   ----------------------------------------      -----------------------------------------
                                     Principal Balance        Percent              Principal Balance         Percent
                                      (in thousands)       of Total Loans           (in thousands)       of Total Loans
---------------------------------  --------------------- ------------------      --------------------- -------------------
       30 to 59 days past due              $2,362              0.25%                   $1,427               0.15%
       60 to 89 days past due              $2,005              0.21%                   $1,490               0.15%
       90 days or more past due            $1,563              0.16%                   $3,591               0.37%
---------------------------------  --------------------- ------------------      --------------------- -------------------

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 1998 and 1997.

For loans on nonaccrual at December 31, 1998 and 1997, the Company recognized $52,000 and $75,000 of interest income during the years ended December 31, 1998 and 1997, respectively. The Company would have recognized $127,000 and $233,000 of interest income during the years ended December 31, 1998 and 1997, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

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

Activity in the allowance for loan losses for the years ended December 31, 1998 and 1997 is summarized as follows (in thousands):


                                                             1998       1997
                                                             ----       ----
Balance - beginning of year                               $  7,310     $    --
Allowance attributable to loans purchased from the Bank         --       5,000
Provision for loan losses                                    2,310       2,310
Charge-offs                                                 (1,207)         --
Recoveries                                                      --          --
                                                          --------     -------

Balance - end of year                                     $  8,413     $ 7,310
                                                          ========     =======

Geographic Distribution

At December 31, 1998, the Company's total residential mortgage loan portfolio included $795.8 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

The Servicer is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Servicer is required to make advances of the principal and interest, taxes and required insurance premiums that are not collected from borrowers with respect to any residential mortgage loan, unless it determines that such advances are nonrecoverable from the borrower, insurance proceeds or other sources with respect to such residential mortgage loan. If such advances are made, the Servicer generally will be reimbursed prior to the Company out of proceeds related to such residential mortgage loan. The Servicer is also entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted residential mortgage loans and in connection with the restoration of mortgaged property.

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

At December 31, 1998 and 1997, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

During 1998 and 1997, dividends on the Company's common stock totalled $30.5 million and $20.4 million, respectively. For a discussion of the Company's dividend distribution policy and any restrictions on the payment of dividends with respect to its common stock, see "Business - Dividend Policy."

ITEM 6. Selected Financial Data

The data presented below represents selected financial data relative to the Company for, and as of the end of, the years ended December 31, 1998 and 1997 (dollars in thousands).


Statements of Income:

                                                         1998                 1997
                                                         ----                 ----

Interest income, net of servicing fee expense          $     72,268     $    65,912
Net interest income                                    $     72,179     $    65,912
Net interest income after provision for loan losses    $     69,869     $    63,602
Net income                                             $     69,840     $    63,495
Average yield on residential mortgage loans                    7.19%           7.25%

Balance Sheets:

Residential mortgage loans, net                         $   945,970     $   969,423
Total assets                                            $   995,746     $ 1,001,495
Total stockholders' equity                              $   994,910     $ 1,001,146
Number of preferred shares outstanding                   20,000,000      20,000,000
Number of common shares outstanding                           1,000           1,000


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's principal business objective is to acquire, hold and manage residential mortgage loans that will generate net income for distribution to stockholders. The Company currently intends to invest in residential mortgage loans only. The Company's current policy prohibits the acquisition of any mortgage loan which is delinquent at the time of the proposed acquisition or which meets certain criteria for non-performance during the preceding 12 months. The Company currently expects that substantially all of the residential mortgage loans to be acquired will be adjustable rate loans; however, the Company may from time to time acquire fixed interest rate residential mortgage loans. The Company anticipates it will continue to acquire all of its residential mortgage loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on 1-4 unit residential real estate properties, although mortgage loans may be acquired from unaffiliated third parties. The Company may from time to time acquire fixed rate or variable rate mortgage-backed securities issued or guaranteed by agencies of the federal government or government sponsored agencies. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential, multifamily or commercial real estate properties located throughout the United States.

On January 31, 1997, the Company commenced its operations upon the initial public offering of 20,000,000 shares of the Company's Series A Preferred Shares, which raised $500 million. The Series A Preferred Shares are traded on the NYSE under the trading symbol "CFP." Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company. All common shares are held by the Bank.

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

Results of Operations

     Years ended December 31, 1998 versus December 31, 1997

Net Income. The Company reported net income for the year ended December 31, 1998 of $69.8 million compared with net income of $63.5 million for the year ended December 31, 1997. This increase in 1998 over 1997 is attributable to an increase in net interest income and reflects twelve months of operations in 1998 versus eleven months of operations in 1997, as the Company commenced its operations on January 31, 1997. During the year ended December 31, 1998, the Company reported interest expense of $89,000 related to borrowings from the Bank and income tax expense of $65,000 related to net gains on the sale of foreclosed real estate.

During the years ended December 31, 1998 and 1997, the Company declared and paid dividends of $45.6 million and $41.9 million, respectively, on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the years ended December 31, 1998 and 1997 totalled $24.2 million and $21.5 million, respectively. During the years ended December 31, 1998 and 1997, the Company declared and paid dividends of $30.5 million and $20.4 million, respectively, to the Bank as common stockholder.

Net Interest Income. The Company reported interest income, net of servicing fee expense of $72.3 million for the year ended December 31, 1998, an increase of $6.4 million over the $65.9 million interest income, net of servicing fee expense reported for the year ended December 31, 1997.

Of this increase in interest income, $6.6 million is attributed to residential mortgage loans, offset in part by a $201,000 decrease in interest on short-term investments. The increase in residential mortgage loan interest income is attributed primarily to an increase in the average outstanding balance of the portfolio, accounting for $7.1 million of the increase, offset by $0.5 million relating to a lower average yield on the portfolio. The average outstanding balance of residential mortgage loans during the year ended December 31, 1998 was $99.4 million higher than during the same period in 1997, principally due to one less month of operations in 1997 than in 1998. Interest income, net of servicing fee expense during the year ended December 31, 1998 is comprised of $71.3 million ($75.0 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $1.0 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.19% and on earning assets of 7.14%, based on average outstanding asset balances of $991.9 million and $1,012.1 million, respectively. Net interest income after $89,000 of interest expense and a $2.3 million provision for loan losses was $69.9 million. Interest income, net of servicing fee expense during the year ended December 31, 1997 was comprised of $64.7 million ($68.1 million gross interest income less $3.4 million servicing fee expense) from residential mortgage loans and $1.2 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.25% and on earning assets of 7.20%, based on average outstanding asset balances of $892.5 million and $915.5 million, respectively. Net interest income after a $2.3 million provision for loan losses was $63.6 million.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Residential Mortgage Loans

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans with estimated fair values totalling approximately $996.5 million. The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 1998 and 1997.

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 1998 and 1997:


                                              1998                                      1997
                            ----------------------------------------  ----------------------------------------
                                 Principal                                 Principal
                                  Balance             Percent               Balance             Percent
                              (in thousands)       of Total Loans       (in thousands)       of Total Loans
--------------------------- ------------------- --------------------  ------------------- --------------------
  30 to 59 days past due          $ 2,362              0.25%               $ 1,427                0.15%

  60 to 89 days past due          $ 2,005              0.21%               $ 1,490                0.15%

  90 days or more past due        $ 1,563              0.16%               $ 3,591                0.37%
--------------------------- ------------------- --------------------  ------------------- --------------------

Allowance for Loan Losses

The allowance for loan losses is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of December 31, 1998 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the years ended December 31, 1998 and 1997 (in thousands):



                                                                    1998          1997
                                                                    ----          ----
     Balance - beginning of year                                $     7,310    $       --
     Allowance attributable to loans purchased from the Bank             --         5,000
     Provision for loan losses                                        2,310         2,310
     Charge-offs                                                     (1,207)           --
                                                                -----------    ----------
     Balance - end of year                                      $     8,413    $    7,310
                                                                ===========    ==========

The Company's allowance coverage ratio (allowance for loan losses to loans) at December 31, 1998 and 1997 was 0.88% and 0.75%, respectively, while the Company's ratio of allowance for loan losses to non-performing loans at December 31, 1998 and 1997 was 538% and 204%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. Approximately 31% of the residential mortgage loans held by the Company at December 31, 1998 have the potential to negatively amortize, while approximately 6% of residential mortgage loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.6 million as of December 31, 1998. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of December 31, 1998:


                                                                             Book Value
                                                                           (in thousands)    Percent
                                                                           --------------    -------
California                                                                    $ 795,839       83.4%
Florida                                                                          40,381        4.2%
New York                                                                         24,163        2.5%
Other states (37 states and Washington, D.C.; no state has more than 2%)         94,000        9.8%
                                                                              ---------      ------
                                                                              $ 954,383      100.0%
                                                                              =========      ======

The 83.4% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the IRC, to its common and preferred stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

Net cash provided by operating activities for the year ended December 31, 1998, totalled $73.9 million, an increase of $6.4 million from net cash provided by operating activities for the year ended December 31, 1997. The increase was principally due to the increase in interest income on residential mortgage loans.

Net cash used in investing activities for the year ended December 31, 1998, totalled $1.7 million, a decrease of $997.0 million from net cash used in investing activities for the year ended December 31, 1997. The decrease is principally due to the purchase of the Company's initial portfolio of residential mortgage loans during the year ended December 31, 1997. Cash flows used in investing activities in 1998 included purchases of mortgage loans and accrued interest receivable of $352.1 million and $1.6 million, respectively. Cash flows provided by investing activities in 1998 included mortgage loan principal repayments of $349.6 million and proceeds from sales of foreclosed real estate of $2.5 million.

Net cash used in financing activities for the year ended December 31, 1998, totalled $76.1 million. Repayment of note payable to Bank totalled $11.4 million and preferred and common stock dividends paid totalled $76.1 million. Cash flows provided by financing activities included $11.4 million in proceeds from a note payable to the Bank.

Net cash provided by financing activities for the year ended December 31, 1997, totalled $937.7 million. Proceeds from capital contributed by the Bank totalled $500 million and proceeds from preferred stock issued totalled $500 million. Cash flows used in financing activities included preferred and common stock dividends paid totalling $62.3 million.

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

Other Matters

As of December 31, 1998, the Company believes that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

Year 2000

The Bank is responsible for addressing issues related to required changes in computer systems for the year 2000 ("Year 2000") for the Bank and its affiliates, including the Company. The Bank has developed and is currently executing a comprehensive plan to make the Bank's and its affiliates' computer systems, applications and facilities Year 2000 ready. The Bank's and its affiliates' operations, like those of most financial institutions, are substantially dependent upon computer systems for lending and deposit activities. Issues regarding Year 2000 arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "01/01/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

The Bank has formed a Year 2000 Project Steering Committee with senior representatives from every functional area of the Bank and its affiliates. At the direction of the Board of Directors, the Committee is leading the efforts to ensure that the Bank and its affiliates are ready for the Year 2000. The Board of Directors has approved the Bank's Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council ("FFIEC"). The Bank's plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. Inventory involves taking stock of and recording known computer hardware, software and chip-embedded technologies. The assessment stage includes evaluation and identification of actions necessary to ensure Year 2000 compliance. Remediation consists of the corrective actions, including modifications, upgrades or replacement of non-compliant hardware, software and chip-embedded technologies. Testing and certification entails validation that the system will operate correctly for Year 2000, and includes exercising predefined tests that simulate specific activities known to be problematic for otherwise non-compliant technologies, such as century roll-over, Year 2000 leap year, etc.

At December 31, 1998, the Bank had completed the inventory and assessment stages for systems and applications owned by the Bank and its affiliates, and was substantially complete with the remediation stage. During this remediation process, the Bank is utilizing both internal and external resources to reprogram and/or replace, and test the software for Year 2000 modifications. The remediation process for existing mission-critical systems is targeted to be complete by March 31, 1999; testing and certification of these systems and applications are currently targeted for completion at the same time. In addition, during February and March of 1999, the Bank has participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Bank is currently assessing risks related to the potential failure of material third parties to be ready for Year 2000.

The Bank also completed its inventory and assessment of electrical and electronic equipment which may be controlled by microprocessor chips, including automatic teller machines, telecommunications systems, building management systems, security equipment and systems, telecommunications equipment, vehicles and office equipment. All such equipment and systems not certified as Year 2000 ready are planned to be upgraded, discarded or replaced by March 31, 1999. In addition, the Bank has completed its inventory of business forms to identify those containing a preprinted "19__". All such forms have been redesigned and replacement supplies have been ordered.

All costs related to Year 2000 will be expensed on the books of the Bank. No critical projects in the Information and Technology Services ("ITS") unit of the Bank have been deferred as a result of the Year 2000 efforts. Instead, incremental resources including consultants, contractors, software utilities and hardware were obtained from outside the Bank to supplement existing staff. In addition, the Bank has prioritization mechanisms in place to ensure that other critical projects are addressed. The Bank is currently unaware of any asserted or unasserted claims of breach of contract or warranty, and, at the present time, does not anticipate any assertion of such claims in the future.

The Bank has initiated communications with its critical external relationships to determine the extent to which the Bank and its affiliates may be vulnerable to such parties' failure to remediate their own Year 2000 issues. From its critical service providers, the Bank has obtained written statements indicating they will be Year 2000-ready. However, through the testing and certification stage, the Bank will continue to assess and attempt to mitigate the Bank's and its affiliates' risks with respect to the failure of these entities to be Year 2000-ready. The effect, if any, on the Bank's or its affiliates' results of operations from the failure of such parties to be Year 2000-ready cannot be reasonably estimated.

The Bank has completed its risk assessment of each of the Bank's and its affilates' loan portfolios and identified material borrowers which are most likely to experience Year 2000 related problems. In an effort to educate borrowers and further assess Year 2000 preparedness, material borrowers have been contacted through questionnaires, surveys, or loan officer phone calls and visits. Educational materials have been sent to the majority of borrowers not categorized as material customers for Year 2000 purposes. Ongoing efforts to mitigate potential Year 2000 problems in higher-risk portfolios include incorporating Year 2000 compliance requirements in loan documents and assessing Year 2000 readiness in the Bank's underwriting process for new loans and renewals.

Year 2000 is the highest priority project within the ITS unit of the Bank. Management believes there is no material risk that the Bank will fail to address Year 2000 issues in a timely manner, and little possibility of material changes in its estimates of reserves, allowances for capitalized software costs, litigation and deferred revenue. In light of normal ongoing field visits by Bank regulatory examiners, there is little likelihood of enforcement action on the Bank's Year 2000 project. The Bank does not anticipate material loan losses or acceleration of prepayments due to Year 2000. However, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time nor can the Bank identify specifically the most likely worst case scenario.

If unforeseen circumstances were to arise, the Year 2000 issue could disrupt the Bank's and its affiliates' normal business operations. The most reasonably likely worst case Year 2000 scenario foreseeable at this time would include the inability to systematically process, in some combination, various types of customer transactions. This could affect the Bank's and its affiliates' ability to accept deposits or process withdrawals, originate new loans or accept loan payments in the automated manner currently utilized. Depending upon how long this scenario lasted, this could have a material adverse effect on the Bank's and its affiliates' operations. In the unlikely event the Bank or its vendors and/or business partners are not ready for the Year 2000, the Bank has been developing a contingency plan of action. This contingency plan addresses possible failures of the remediated systems and failure to remediate a system on time, and will address a support infrastructure for specific systems. The contingency plan focuses on three main areas: service providers, critical supply vendors and in-house systems.

At December 31, 1998, contingency plans have been completed for all but seven of the Bank's and its affilates' 45 service providers. Contingency plans for the services provided by these vendors were completed in January, 1999. The contingency plans for the critical supply vendors were completed in mid-February 1999. Finally, since remediation, testing and certification of in-house maintained systems will have been substantially completed by the March 31, 1999 date established by federal regulators, no specific contingencies will be developed for these systems. However, a plan will be developed to address how the Bank will treat the possibility of Year 2000-related problems with in-house maintained systems after they have been tested and certified. This plan will address a 1999-2000 schedule of events and a support infrastructure necessary to see the Bank and its affiliates through Year 2000 with its systems. The support plan for in-house maintained applications will be completed by September 30, 1999.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is interest rate risk. As of December 31, 1998 the Company's residential loan portfolio totalled $946.0 million, had a fair value of $970.9 million and a weighted average interest rate, net of the service fee rate, of 7.19%. The portfolio consisted primarily of ARM loans. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM loan to a fixed rate loan for the remainder of the term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8. Financial Statements and Supplementary Data


The following financial statements of the Company as of and for the years ended December 31, 1998 and 1997 are included in this report at the pages indicated.


                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F-1
Balance Sheets                                                    F-2
Statements of Income                                              F-3
Statements of Stockholders' Equity                                F-4
Statements of Cash Flows                                          F-5
Notes to Financial Statements                                     F-6


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

The following persons are directors and/or executive officers of the Company (ages as of March 1, 1999):


              Name                 Age       Position and Offices Held
              ----                 ---       -------------------------
Gerald J. Ford                     54        Chairman, Chief Executive Officer and Director
Carl B. Webb                       49        President, Chief Operating Officer and Director
Christie S. Flanagan               60        Executive Vice President, General Counsel and Director
P.  Richard Frieder                64        Director
Robert Nichols                     54        Director
James R. Staff                     51        Director
Richard H. Terzian                 62        Executive Vice President, Chief Financial Officer
                                               and Director

Each of the executive officers has held his position with the Company since its inception in November, 1996. The following is a summary of the experience of the executive officers and directors of the Company:

Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of the Bank and its predecessors since 1988 and Chairman of the Board and Chief Executive Officer of Golden State Bancorp Inc. ("Golden State") since September 1998. Mr. Ford was previously President and a Director of First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), Golden State's predecessor, from its inception in 1994 until its merger with Golden State. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Golden State Holdings since its formation in 1998. Mr. Ford was Chairman of the Board of First Madison Bank, FSB ("First Madison") from 1993 to 1994 and Chairman of the Board and Chief Executive Officer of First Gibraltar Bank, FSB ("First Gibraltar") from 1988 through 1993, both predecessors of the Bank. Mr. Ford served as the Chairman of the Board and Chief Executive Officer of First United Bank Group from 1993 through 1994. Mr. Ford is Chairman of the Board of FNMC. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc., and a Director of McMoRan Exploration Co.

Mr. Webb has served as President, Chief Operating Officer and a Director of the Bank and its predecessors since 1988, and as the President, Chief Operating Officer and a Director of Golden State since September 1998. Mr. Webb has also been President and Chief Operating Officer of Golden State Holdings Inc. since its formation in 1998. Mr. Webb served as President, Chief Executive Officer and a Director of First Madison from 1993 through 1994, and as President, Chief Operating Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Webb also serves as a Director of FNMC.

Mr. Flanagan has been Executive Vice President and General Counsel of the Bank since October 1994 and Executive Vice President and General Counsel of Golden State since September 1998. He also serves as Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkins & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

Mr. Frieder has been a Director of the Company since January, 1997. He has been President and Chief Executive Officer of KSD Industries, Inc., a company engaged in the manufacturing and sale of household hardware, for the past twenty-six years. Mr. Frieder also is an attorney admitted to practice in the State of Pennsylvania.

Mr. Nichols has been a Director of the Company since January, 1997. He has been Chairman of the Board of Conley, Lott, Nichols Machinery Company, a Dallas based company engaged in machinery sales, since 1978.

Mr. Staff has been an Executive Vice President of the Bank since October 17, 1994 and an Executive Vice President of Golden State since September 1998. He also serves as a Director of FNMC and as Chairman and a Director of FGB Realty Advisors, Inc. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

Mr. Terzian has served as Executive Vice President and Chief Financial Officer of the Bank since April 1, 1995 and as Executive Vice President and Chief Financial Officer of Golden State since September 1998. For the five years prior to April 1, 1995, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc and its subsidiary, The Dime Savings Bank of New York, FSB. Mr. Terzian also serves as a Director of the Federal Home Loan Bank of San Francisco.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The Bank owns 100% of the common stock of the Company. The Bank is an indirectly wholly owned subsidiary of Golden State.

GSB Investments Corp. owns 33.9% of the common stock of Golden State as of January 31, 1999. Ronald O. Perelman, who is a Director of Golden State and the Bank, is the indirect beneficial owner of all of the outstanding capital stock of GSB Investments Corp. Accordingly, Mr. Perelman may be deemed to be the beneficial owner of all of the shares of common stock of Golden State owned by GSB Investments Corp. The shares of common stock of Golden State owned by GSB Investments Corp. are or may be from time to time pledged to secure obligations of GSB Investments Corp. or its affiliates.

Hunter's Glen/Ford, Ltd. ("Hunter's Glen"), a Texas limited partnership, owns 12.5% of the common stock of Golden State as of January 31, 1999. Mr. Ford is the indirect beneficial owner of all the outstanding capital stock of Ford Diamond Corporation, the general partner of Hunter's Glen. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the shares of common stock of Golden State owned by Hunter's Glen.

Both GSB Investments Corp. and Hunter's Glen are entitled to receive from Golden State, on a contingent basis, additional shares of common stock of Golden State in accordance with the terms of that certain plan of reorganization and merger dated February 4, 1998, as amended pursuant to which Parent Holdings, the then indirect owner of the Bank, was merged into Golden State. Among the circumstances that result in the issuance of additional shares to GSB Investments Corp. and Hunter's Glen is the use by Golden State of potential tax benefits resulting from certain net operating loss carry forwards of Parent Holdings, its former subsidiary First Nationwide Holdings Inc. and the Bank. The total value of the contingent shares issued in any one year is limited to $100 million.

The Company is not aware of any other shareholder of Golden State who beneficially owns 5% or more of its common stock.


ITEM 13. Certain Relationships and Related Transactions


FNMC services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the related servicing agreement. Loan servicing fees paid to FNMC for the years ended December 31, 1998 and 1997 totalled $3.7 million and $3.4 million, respectively. See "Business - Servicing of Residential Mortgage Loans."

On September 29, 1998, the Company borrowed $11.4 million from the Bank for the purpose of disbursing a portion of the common stock dividends paid during September 1998. The note bore interest at 5% per annum, compounded annually. The outstanding balance of this note was repaid in November 1998. Interest expense totalling $89,000 was recorded by the Company with respect to this note during the year ended December 31, 1998.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statement Schedules

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.


(a)  2. Exhibits


      3.1 Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 1997 Form 10-Q")).
      3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)).
     10.1 Mortgage Loan Purchase and Warranties Agreement, dated as of January 24, 1997, by and between California Federal Preferred Capital Corporation and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.1 to the March 1997 Form 10-Q).
     10.2 Servicing Agreement, entered into as of January 31, 1997, by and between First Nationwide Mortgage Corporation and California Federal Preferred Capital Corporation. (Incorporated by reference to Exhibit 10.2 to the March 1997 Form 10-Q).
     10.3 Promissory Note, entered into as of September 29, 1998, between California Federal Bank, A Federal Savings Bank, lender, and California Federal Preferred Capital Corporation, borrower (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
     24.1      Power of Attorney executed by P. Richard Frieder.
     24.2      Power of Attorney executed by Robert Nichols.
     27.1      Financial Data Schedule

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1999


                                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION



                                By: /s/ Gerald J. Ford
                                    ----------------------------
                                    Gerald J. Ford
                                    Chairman of the Board
                                    and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


              NAME                                 TITLE                                        DATE
      /s/ Gerald J. Ford                           Chairman of the Board, Chief                 March 25, 1999
---------------------------------                  Executive Officer and Director
         Gerald J. Ford

      /s/ Carl B. Webb                             President, Chief Operating                   March 25, 1999
---------------------------------                  Officer and Director
          Carl B. Webb

      /s/ Christie S. Flanagan                     Executive Vice President,                    March 25, 1999
---------------------------------                  General Counsel and Director
      Christie S. Flanagan

      /s/ Richard H. Terzian                       Executive Vice President, Chief              March 25, 1999
---------------------------------                  Financial Officer and Director
        Richard H. Terzian                         (Principal Financial Officer)


               *                                   Director                                     March 25, 1999
---------------------------------
       P. Richard Frieder

               *                                   Director                                     March 25, 1999
---------------------------------
         Robert Nichols

      /s/ James R. Staff                           Director                                     March 25, 1999
---------------------------------
         James R. Staff

* By: /s/ Eric K. Kawamura
      ---------------------------
      Eric K. Kawamura, Their Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
California Federal Preferred Capital Corporation:


We have audited the accompanying balance sheets of California Federal Preferred Capital Corporation (the "Company") as of December 31, 1998 and 1997 and the related statements of income, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Federal Preferred Capital Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          KPMG LLP

San Francisco, California
January 22, 1999



                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                                 Balance Sheets
                           December 31, 1998 and 1997
                  (dollars in thousands, except per share data)


                                                                                          1998               1997
                                                                                          ----               ----

ASSETS

Residential mortgage loans, net                                                        $    945,970      $     969,423
Cash and cash equivalents                                                                     2,505              6,382
Due from affiliates                                                                          41,444             19,800
Accrued interest receivable                                                                   5,044              5,399
Foreclosed real estate, net                                                                     783                491
                                                                                       ------------      -------------

     TOTAL ASSETS                                                                      $    995,746      $   1,001,495
                                                                                       ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                      $        712      $          --
Accounts payable and accrued liabilities                                                        124                349
                                                                                       ------------      -------------

     Total Liabilities                                                                          836                349
                                                                                       ------------      -------------

Commitments and contingencies                                                                    --                 --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares issued and outstanding                 500,000            500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                         --                 --
Additional paid-in capital                                                                  500,000            500,000
Retained earnings (accumulated deficit)                                                      (5,090)             1,146
                                                                                       ------------       ------------

     Total Stockholders' Equity                                                             994,910          1,001,146
                                                                                       ------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    995,746       $  1,001,495
                                                                                       ============       ============


See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                              Statements of Income
                     Years Ended December 31, 1998 and 1997
                                 (in thousands)



                                                            1998        1997
                                                            ----        ----
INTEREST INCOME

Residential mortgage loans                               $  74,984    $  68,098
     Less: servicing fee expense                            (3,679)      (3,350)
                                                         ---------    ---------
                                                            71,305       64,748
Short-term investments                                         963        1,164
                                                         ---------    ---------
     Interest income, net of servicing fee expense          72,268       65,912

INTEREST EXPENSE

Borrowing from Bank                                             89           --
                                                         ---------    ---------
     Net interest income                                    72,179       65,912

Provision for loan losses                                    2,310        2,310
                                                         ---------    ---------

     Net interest income after provision for loan losses    69,869       63,602
                                                         ---------    ---------

NONINTEREST EXPENSE

Directors fees                                                  52           44
Professional fees                                               65           51
Foreclosed real estate operations, net                        (206)         (26)
Other                                                           53           38
                                                         ---------    ---------

     Total noninterest expense                                 (36)         107
                                                         ---------    ---------

Income before income taxes                                  69,905       63,495
Income taxes                                                    65           --
                                                         ---------    ---------

NET INCOME                                                  69,840       63,495

Preferred stock dividends                                   45,625       41,949
                                                         ---------    ---------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER               $  24,215    $  21,546
                                                         =========    =========



See accompanying notes to financial statements.



                                 CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION


                                        Statements of Stockholders' Equity
                                      Years Ended December 31, 1998 and 1997
                                                  (in thousands)


                                                                                              Retained
                                                                             Additiona        Earnings             Total
                                                Preferred       Common       l Paid-in      (Accumulated       Stockholders'
                                                  Stock          Stock        Capital         Deficit)            Equity
                                                  -----          -----        -------         --------            ------
BALANCE AT DECEMBER 31, 1996 (note (1))         $     --      $     --      $     --          $     --         $        --

Initial public offering of 9-1/8%
     noncumulative exchangeable
     preferred stock, series A
     on January 31, 1997                         500,000            --            --                 --            500,000

Capital contribution from common
      stockholder                                     --            --       500,000                 --            500,000

Net income                                            --            --            --             63,495             63,495

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                         --            --            --            (41,949)           (41,949)

Dividends paid on common stock                        --            --             --           (20,400)           (20,400)
                                                ---------     --------       --------        ----------         ----------

BALANCE AT DECEMBER  31, 1997                    500,000            --       500,000              1,146          1,001,146

Net income                                            --            --            --             69,840             69,840

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                         --            --            --            (45,625)           (45,625)

Dividends paid on common stock                        --            --             --           (30,451)           (30,451)
                                                --------      --------      ---------        ----------        -----------

BALANCE AT DECEMBER  31, 1998                   $500,000      $     --      $500,000         $   (5,090)       $   994,910
                                                ========      ========      ========         ==========        ===========



See accompanying notes to financial statements.


                                     CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                                               NOTES TO FINANCIAL STATEMENTS

                                             Statements of Cash Flows
                                      Years Ended December 31, 1998 and 1997
                                                  (in thousands)


                                                                                            1998             1997
                                                                                            ----             ----

OPERATING ACTIVITIES:

Net income                                                                                $     69,840      $     63,495
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  purchase discounts and premiums, net                                         350                75
     Provision for loan losses                                                                   2,310             2,310
     Provision for losses on foreclosed real estate                                                  9                --
     Gain on sales of foreclosed real estate, net                                                 (224)              (26)
     Increase in due from affiliates                                                              (795)             (217)
     Decrease in accrued interest receivable                                                     1,932             1,497
     (Decrease)/Increase in accounts payable and accrued liabilities                              (225)              349
     Increase in due to affiliates                                                                 712                --
                                                                                         -------------     -------------

Net cash provided by operating activities                                                       73,909            67,483
                                                                                         -------------     -------------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                    (352,109)       (1,189,541)
Mortgage loan principal repayments                                                             349,600           197,397
Purchase of accrued interest receivable                                                         (1,577)           (6,896)
Proceeds from sales of foreclosed real estate                                                    2,452               288
Foreclosed real estate advances funded                                                             (76)               --
                                                                                         -------------      ------------

Net cash used in investing activities                                                           (1,710)         (998,752)
                                                                                         -------------      ------------

FINANCING ACTIVITIES:

Proceeds from note payable to Bank                                                              11,406                --
Repayment of note payable to Bank                                                              (11,406)               --
Proceeds from capital contributed by Bank                                                           --           500,000
Proceeds from preferred stock issued                                                                --           500,000
Common stock dividends paid                                                                    (30,451)          (20,400)
Preferred stock dividends paid                                                                 (45,625)          (41,949)
                                                                                         -------------     -------------

Net cash (used in) provided by financing activities                                            (76,076)          937,651

NET(DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS                                            (3,877)            6,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 6,382                --
                                                                                         -------------     -------------

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1998                                           $       2,505     $       6,382
                                                                                         =============     =============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                              $          89     $          --
                                                                                         =============     =============
     Cash paid for income taxes                                                          $          65     $          --
                                                                                         =============     =============


See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(1)  Organizational and Basis of Presentation

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

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 9.125% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange under the trading symbol "CFP." Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996.5 million. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") services the Company's mortgage assets.

(2)  Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these polices:

         (a)  Residential Mortgage Loans

         Residential mortgage loans are carried at the principal amount outstanding, net of unamortized purchase discounts and premiums. Discounts or premiums are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Amortization or accretion of premiums or discounts associated with loans that are on non-accrual status is discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (b)  Allowance for Loan Losses

         The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

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

         (e)  Income Taxes

         The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. Accordingly, in general, the Company is not subject to Federal income tax to the extent it distributes its income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Internal Revenue Code of 1986 (the "IRC"), as amended. The Company is subject to Federal income tax on net gains on the sale of foreclosed real estate. The Company recorded $65,000 of income tax expense during 1998 related to foreclosure sale gains.

         Pursuant to IRC Section 857(a), the Company is required to distribute 95% of its taxable income. Taxable income may vary from book earnings as a result of temporary differences. For the year ended December 31, 1998, taxable income before dividend distributions was estimated to be $73.7 million and, for the year ended December 31, 1997, taxable income before dividend distributions was $66.8 million. Temporary differences consisted primarily of differences in the book basis and tax basis of residential mortgage loans and provisions for loan losses in excess of chargeoffs.

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

          (g)  Earnings per share

         As all the Company's common stock is owned by the Bank, earnings per share data is not presented.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (h)  Newly Issued Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company owns no derivative instruments and was involved in no hedging activities at December 31, 1998, accordingly, SFAS No. 133 is expected to have no impact on the Company's financial statements.

(3)  Supplemental Disclosure of Cash Flow Information

During the years ended December 31,1998 and 1997, noncash activity included transfers from residential mortgage loans to foreclosed real estate of $2.5 million and $753,000, respectively.

In accordance with the servicing agreement, certain principal repayments are not remitted by FNMC, in its capacity as servicer, to the Company until the month following FNMC's receipt of such repayments from mortgagors. The Company records mortgage loan principal repayments during the period such repayments are received by FNMC. During the years ended December 31, 1998 and 1997, the Company recorded principal reductions to residential mortgage loans which exceeded cash received from FNMC for mortgage loan principal repayments by $20.8 million and $19.6 million, respectively. An equal offsetting increase to due from affiliates was also recorded during each period.

(4)  Residential Mortgage Loans, Net

At December 31, 1998 and 1997, residential mortgage loans, net consisted of the following (in thousands):


                                                        At December 31,
                                                        ---------------
                                                     1998              1997
                                                     ----              ----
1-4 unit residential mortgage loans             $     951,454       $  976,155
Purchase discounts and premiums, net                    2,929              578
Allowance for loan losses                              (8,413)          (7,310)
                                                -------------       ----------
Total residential mortgage loans, net           $     945,970       $  969,423
                                                =============       ==========

At December 31, 1998 and 1997 residential mortgage loans on nonaccrual totalled $1.6 million and $3.6 million, respectively.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

For loans on nonaccrual at December 31, 1998 and 1997, the Company recognized $52,000 and $75,000 of interest income during the years ended December 31, 1998 and 1997, respectively. The Company would have recognized $127,000 and $233,000 of interest income during the years ended December 31, 1998 and 1997, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

At December 31, 1998, the Company's total residential mortgage loan portfolio includes $795.8 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

Activity in the allowance for loan losses for the years ended December 31, 1998 and 1997 is summarized as follows (in thousands):

                                                                1998           1997
                                                                ----           ----
Balance - beginning of year                                  $   7,310       $     --
Allowance attributable to loans purchased from the Bank             --          5,000
Provision for loan losses                                        2,310          2,310
Charge-offs                                                     (1,207)            --
                                                             ---------       --------

Balance - end of year                                        $   8,413       $  7,310
                                                             =========       ========

(5)  Preferred Stock

The liquidation value of each Series A Preferred Share is $25 plus any authorized, declared and unpaid dividends. Except upon the occurrence of certain events, the Series A Preferred Shares are not redeemable until January 31, 2002, and are redeemable thereafter at the option of the Company. If, due to the occurrence of certain events, the Series A Preferred Shares are redeemed prior to January 31, 2002, the per share redemption price will be $25.00 plus any authorized, declared and unpaid dividends. If redeemed during the twelve-month period beginning January 31, 2002, the per share redemption price will be $26.14 plus any authorized, declared and unpaid dividends. This per share redemption price incrementally declines annually after January 31, 2002 down to $25.00 plus any authorized declared and unpaid dividends on January 31, 2007. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain limited events.

(6)  Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the years ended December 31, 1998 and 1997 to the holders of the Series A Preferred Shares totalled $45.6 million and $41.9 million, respectively.

Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the years ended December 31, 1998 and 1997 totalled $30.5 million and $20.4 million, respectively.

(7)  Related Party Transactions

The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days written prior notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense totalled $3.7 million and $3.4 million for the years ended December 31, 1998 and 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a foreclosed residential mortgage loan. The Company recorded such disposition fees totalling

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

$27,000 during the year ended December 31, 1998. No disposition fees were recorded during the year ended December 31, 1997.

In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $41.4 million and $19.6 million at December 31, 1998 and 1997, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in January 1999 and 1998, respectively, as provided in the Servicing Agreement. At December 31, 1998 and 1997, trust funds of approximately $1.5 million and $1.4 million, respectively, representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

As of December 31, 1998 the Company owed the Bank approximately $712,000 in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. This amount was paid to the Bank during January 1999.

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

On September 29, 1998, the Company borrowed $11.4 million from the Bank for the purpose of disbursing a portion of the common stock dividends paid during September 1998. The note bore interest at 5% per annum, compounded annually. The outstanding balance of this note was repaid in November 1998. Interest expense totalling $89,000 was recorded by the Company with respect to this note during the year ended December 31, 1998.

(8)  Commitments and Contingencies

ARMs whose interest rates adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 1998, residential mortgage loans included approximately $291.0 million of principal balance, or approximately 31% of the residential mortgage loans held by the Company at December 31, 1998, that had the potential to negatively amortize. Approximately $58.8 million or 6% of residential mortgage loans have negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.6 million as of December 31, 1998.

(9)  Fair Value of Financial Instruments

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 (in thousands):


                                                 1998                                  1997
                                   ---------------------------------      ------------------------------
                                       Carrying            Fair              Carrying          Fair
                                         Value            Value                Value          Value
                                         -----            -----                -----          -----
Residential mortgage loans, net         $945,970         970,907             $969,423       $991,608
Short-term investments                     2,505           2,505                6,382          6,382

The carrying amounts in the table are included in the accompanying balance sheet under the indicated captions.

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable,

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

readily available market information has been utilized. However, considerable judgment was required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to changes.

Residential mortgage loans, net: Fair values are estimated for residential mortgage loans in groups with similar financial and risk characteristics. Residential mortgage loans are segregated into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. Fair value for nonperforming residential mortgage loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate. Fair value of residential mortgage loans has not been reduced by the value of the Servicing Agreement.

Short-term investments: The carrying value of short-term investments reflects fair value.


(10) Selected Quarterly Financial Data

The following table represents selected quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands) (unaudited):


                                                              Quarter Ended
                                       -----------------------------------------------------
                                       December 31,    September 30,    June 30,   March 31,
                                           1998             1998          1998       1998      Total 1998
                                           ----             ----          ----       ----      ----------

Interest income (1)                     $  17,335       $   18,046     $  18,072   $  18,815    $ 72,268
Interest expense                               89              --            --          --           89
                                        ---------       ----------     ---------   ---------    --------
     Net interest income                   17,246           18,046        18,072      18,815      72,179
Provision for loan losses                    (630)            (630)         (630)       (420)     (2,310)
                                        ---------       ----------     ---------   ---------    --------
     Net interest income after
          provision for loan losses        16,616           17,416        17,442      18,395      69,869
Total noninterest expense                     (80)             (65)           67          42         (36)
                                        ---------       ----------     ---------   ---------    --------
Income before income taxes                 16,696           17,481        17,375      18,353      69,905
Income taxes                                   21               44           --          --           65
                                        ---------       ----------     ---------   ---------    --------
Net income                              $  16,675       $   17,437     $  17,375   $  18,353    $ 69,840
                                        =========       ==========     =========   =========    ========

                                                            Quarter Ended
                                        ----------------------------------------------------
                                        December 31,    September 30,   June 30,   March 31,
                                            1997            1997          1997        1997     Total 1997
                                            ----            ----          ----        ----     ----------

Interest income (1)                     $  18,666       $   19,005     $  17,199   $  11,042   $  65,912
Provision for loan losses                    (630)            (630)         (630)       (420)     (2,310)
                                         --------       ----------     ---------   ---------   ---------
     Net interest income after
         provision for loan losses         18,036           18,375        16,569      10,622      63,602
Total noninterest expense                      (4)             (26)          (36)        (41)       (107)
                                         --------       ----------     ---------   ---------   ---------

Net income                               $ 18,032       $   18,349     $  16,533   $  10,581   $  63,495
                                         ========        =========     =========   =========   =========


 ----------------------------
(1) Gross interest income less servicing fee expense