Form 10-Q
period 1999-06-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 1999-08-12
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1999    Commission file number: 1-12639
                                -------------                            -------

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     94-3254883
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

200 Crescent Court, Suite 1350, Dallas, Texas            75201
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on August 6, 1999: 1,000 shares.


                               Page 1 of 18 pages
                            Exhibit index on page 17

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     SECOND QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements                                         PAGE NO.
                                                                       --------
          Balance Sheets
          June 30, 1999 (unaudited) and December 31, 1998................  3

          Unaudited Statements of Income
          Six months ended June 30, 1999 and 1998........................  4

          Unaudited Statements of Income
          Three months ended June 30, 1999 and 1998......................  5

          Unaudited Statement of Stockholders' Equity
          Six months ended June 30, 1999.................................  6

          Unaudited Statements of Cash Flows
          Six months ended June 30, 1999 and 1998........................  7

          Notes to Unaudited Financial Statements........................  8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  16

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................  17

 Item 6.  Exhibits and Current Reports on Form 8-K......................  17

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                June 30,  December 31,
                                                                 1999         1998
                                                                 ----         ----
ASSETS

Residential mortgage loans, net                               $  955,726   $  945,970
Cash and cash equivalents                                         13,760        2,505
Due from affiliates                                               29,970       41,444
Accrued interest receivable                                        4,997        5,044
Foreclosed real estate, net                                        1,302          783
                                                              ----------   ----------

     TOTAL ASSETS                                             $1,005,755   $  995,746
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                             $      439   $      712
Accounts payable and accrued liabilities                             417          124
                                                              ----------   ----------

     Total Liabilities                                               856          836
                                                              ----------   ----------

Commitments and contingencies                                       --           --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation
     preference $500,000, 30,000,000 shares authorized,
     20,000,000 shares issued and outstanding                    500,000      500,000
Common stock, par value $0.01 per share, 30,000,000
     shares authorized, 1,000 shares issued and outstanding         --           --
Additional paid-in capital                                       500,000      500,000
Retained earnings (accumulated deficit)                            4,899       (5,090)
                                                              ----------   ----------
     Total Stockholders' Equity                                1,004,899      994,910
                                                              ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,005,755   $  995,746
                                                              ==========   ==========






See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                             1999       1998
                                                             ----       ----
INTEREST INCOME

Residential mortgage loans                                $ 34,422    $ 38,186
     Less: servicing fee expense                            (1,825)     (1,826)
                                                          --------    --------
                                                            32,597      36,360
Short-term investments                                         355         527
                                                          --------    --------
     Net interest income                                    32,952      36,887

Provision for loan losses                                     --        (1,050)
                                                          --------    --------
    Net interest income after provision for loan losses     32,952      35,837
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                   12          44
Professional fees                                               56          40
Foreclosed real estate operations, net                           3          (6)
Other                                                           40          31
                                                          --------    --------

     Total noninterest expense                                 111         109
                                                          --------    --------

Net income before income taxes                              32,841      35,728

Income taxes                                                    40        --
                                                          --------    --------
NET INCOME                                                  32,801      35,728

Preferred stock dividends                                   22,812      22,813
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $  9,989    $ 12,915
                                                          ========    ========









See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                    Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                            1999        1998
                                                            ----        ----
INTEREST INCOME

Residential mortgage loans                                $ 16,762    $ 18,657
     Less: servicing fee expense                              (915)       (914)
                                                          --------    --------
                                                            15,847      17,743
Short-term investments                                         201         329
                                                          --------    --------
     Net interest income                                    16,048      18,072

Provision for loan losses                                     --          (630)
                                                          --------    --------
    Net interest income after provision for loan losses     16,048      17,442
                                                          --------    --------

NONINTEREST EXPENSE

Director fees                                                    2          34
Professional fees                                               15          30
Foreclosed real estate operations, net                          (1)         (6)
Other                                                            9           9
                                                          --------    --------

     Total noninterest expense                                  25          67
                                                          --------    --------

Net income before income taxes                              16,023      17,375

Income taxes                                                    40        --
                                                          --------    --------
NET INCOME                                                  15,983      17,375

Preferred stock dividends                                   11,406      11,407
                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $  4,577    $  5,968
                                                          ========    ========





See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                   Retained
                                                                     Additional    Earnings       Total
                                              Preferred   Common      Paid-in    (Accumulated  Stockholders'
                                                Stock      Stock      Capital       Deficit)      Equity
                                              --------   ----------   --------     --------    -----------
BALANCE AT DECEMBER 31, 1998                  $500,000   $     --     $500,000     $ (5,090)   $   994,910

Net income                                        --           --         --         32,801         32,801

Dividends paid on 9-1/8% noncumulative
     exchangeable preferred stock, series A       --           --         --        (22,812)       (22,812)
                                              --------   ----------   --------     --------    -----------
BALANCE AT JUNE 30, 1999                      $500,000   $     --     $500,000     $  4,899    $ 1,004,899
                                              ========   ==========   ========     ========    ===========






See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                 (in thousands)

                                                                           1999         1998
                                                                           ----         ----

OPERATING ACTIVITIES:

Net income                                                              $  32,801    $  35,728
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                     563           51
     Provision for loan losses                                               --          1,050
     Provision for losses on foreclosed real estate                            16         --
     Interest capitalized on negatively amortizing loans                     (159)        (646)
     Gain on sales of foreclosed real estate, net                             (13)         (13)
     Increase in due from affiliates                                         (343)        (469)
     Decrease in accrued interest receivable                                  829          569
     Increase/(decrease)  in accounts payable and accrued liabilities         293         (179)
     (Decrease)/increase in due to affiliates                                (273)         643
                                                                        ---------    ---------

Net cash provided by operating activities                                  33,714       36,734
                                                                        ---------    ---------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                               (196,443)    (166,224)
Mortgage loan principal repayments                                        197,413      167,575
Purchase of accrued interest receivable                                      (782)        (766)
Proceeds from sales of foreclosed real estate                                 241          635
Foreclosed real estate advances funded                                        (76)        (144)
                                                                        ---------    ---------

Net cash provided by investing activities                                     353        1,076
                                                                        ---------    ---------

FINANCING ACTIVITIES:

Preferred stock dividends paid                                            (22,812)     (22,813)
                                                                        ---------    ---------

Net cash used in financing activities                                     (22,812)     (22,813)
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  11,255       14,997

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,505        6,382
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  13,760    $  21,379
                                                                        =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                         $      40    $    --
                                                                        =========    =========



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
    Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month period in the prior year have been reclassified to conform with the current period's presentation.

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

    During the six months ended June 30, 1999 and 1998, noncash activity included transfers of $687,000 and $1,480,000, respectively, from residential mortgage loans to foreclosed real estate.

    In accordance with the Servicing Agreement (as defined herein) certain principal repayments are not remitted by First Nationwide Mortgage Corporation ("FNMC"), in its capacity as servicer, to the Company until the month following FNMC's receipt of such repayments from mortgagors. The Company records mortgage loan principal repayments during the period such repayments are received by FNMC. During the six months ended June 30, 1999, the Company received cash from FNMC which exceeded recorded principal reductions for mortgage loan principal repayments by $11.8 million. During the six months ended June 30, 1998, the Company recorded principal reductions to residential mortgage loans which exceeded cash received from FNMC for mortgage loan principal repayments by $11.9 million. An equal offsetting decrease and increase to due from affiliates was also recorded during the six months ended June 30, 1999 and 1998, respectively.

(3) Residential Mortgage Loans, Net

    At June 30, 1999 and December 31, 1998, residential mortgage loans, net, consisted of the following (in thousands):




                                         June 30,   December 31,
                                           1999         1998
                                        ---------    ----------
1-4 unit residential mortgage loans     $ 958,621    $ 951,454
Purchase discounts and premiums, net        5,381        2,929
                                        ---------    ---------
     Subtotal                             964,002      954,383

Allowance for loan losses                  (8,276)      (8,413)
                                        ---------    ---------

Total residential mortgage loans, net   $ 955,726    $ 945,970
                                        =========    =========

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

(4)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.125% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the six month periods ended June 30, 1999 and 1998 to the holders of the Series A Preferred Shares totalled approximately $22.8 million.

     Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the six months ended June 30, 1999 and 1998.

(5)  Related Party Transactions

     The Company entered into a servicing agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled approximately $1.8 million each of the six month periods ended June 30, 1999 and 1998. Servicing fee expense paid totalled $915,000 and $914,000 for the three months ended June 30, 1999 and 1998, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $7,000 and $11,000 during the six months ended June 30, 1999 and 1998, respectively. The Company recorded such disposition fees totalling approximately $1,000 and $8,000 during the three months ended June 30, 1999 and 1998, respectively.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $30.0 million and $41.4 million at June 30, 1999 and December 31, 1998, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in July 1999 and January 1999, respectively, as provided in the Servicing Agreement. At June 30, 1999 and December 31, 1998, trust funds of approximately $1.9 million and $1.0 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of June 30, 1999 and December 31, 1998, the Company owed the Bank approximately $439,000 and $712,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during July 1999 and January 1999, respectively.

(6)  Newly Issued Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends SFAS No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company owns no derivative instruments and was involved in no hedging activities at June 30, 1999; accordingly, SFAS No. 133 is expected to have no impact on the Company's financial statements.

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

FINANCIAL HIGHLIGHTS

The following information is presented as of June 30, 1999 and for the six and three months ended June 30, 1999 and 1998 (dollars in thousands):


                                                                 1999            1998
                                                                 ----            ----
Statements of Income - Six Months Ended June 30:

Net interest income                                         $   32,952          $36,887
Net interest income after provision for loan losses         $   32,952          $35,837
Net income                                                  $   32,801          $35,728
Average yield on mortgage loans                                   6.56%            7.32%

Statements of Income - Three Months Ended June 30:

Net interest income                                         $   16,048          $18,072
Net interest income after provision for loan losses         $   16,048          $17,442
Net income                                                  $   15,983          $17,375
Average yield on mortgage loans                                   6.38%            7.17%


Balance Sheet as of June 30:

Residential mortgage loans, net                             $  955,726
Total assets                                                $1,005,755
Total stockholders' equity                                  $1,004,899



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

RESULTS OF OPERATIONS

      Six months ended June 30, 1999 versus six months ended June 30, 1998

Net Income. The Company reported net income for the six months ended June 30, 1999 of $32.8 million compared with net income of $35.7 million for the corresponding period in 1998. This decrease in 1999 compared with 1998 is attributable to a decrease in net interest income, offset by a decrease in the provision for loan losses. During the six months ended June 30, 1999, the Company reported income tax expense of $40,000 related to net gains on sale of foreclosed real estate.

During each of the six month periods ended June 30, 1999 and 1998, the Company declared and paid dividends of $22.8 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the six months ended June 30, 1999 and 1998 totalled $10.0 million and $12.9 million, respectively. There were no common stock dividends paid during the six months ended June 30, 1999 and 1998.

Interest Income. The Company reported net interest income of $33.0 million for the six months ended June 30, 1999, a decrease of $3.9 million from the $36.9 million net interest income reported for the corresponding period in 1998. This decrease in interest income is attributed to residential mortgage loans. The decrease in residential mortgage loan interest income is attributed to a lower average yield on the portfolio. The lower yield of 6.56% on residential mortgage loans during the six month period ended June 30, 1999 as compared to 7.32% for the same period in 1998 is primarily due to the repricing of variable rate loans resulting from declining market values. The average outstanding balance of residential mortgage loans during the six month period ended June 30, 1999 was $1.7 million higher than during the same period in 1998. Net interest income during the six months ended June 30, 1999 is comprised of $32.6 million ($34.4 million gross interest less $1.8 million servicing fee expense) from residential mortgage loans and $355,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.56% and on earning assets of 6.53%, based on average outstanding asset balances of $994.5 million and $1,009.9 million, respectively. Net interest income during the six months ended June 30, 1998 is comprised of $36.4 million ($38.2 million gross interest less $1.8 million servicing fee expense) from residential mortgage loans and $527,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.32% and on earning assets of 7.27%, based on average outstanding asset balances of $992.8 million and $1,014.5 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for loan losses. The Company established provisions for loan losses of $1.1 million for the six months ended June 30, 1998. The Company recorded no provisions for loan losses for the six months ended June 30, 1999. The decrease in the provision for loan losses from the 1998 period to the 1999 period is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the residential mortgage loan portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

      Three months ended June 30, 1999 versus three months ended June 30, 1998

Net Income. The Company reported net income for the three months ended June 30, 1999 of $16.0 million compared with net income of $17.4 million for the corresponding period in 1998. This decrease in 1999 compared with 1998 is attributable to a decrease in net interest income, offset by a decrease in the provision for loan losses. During the three months ended June 30, 1999, the Company reported income tax expense of $40,000 related to net gains on sale of foreclosed real estate.

During each of the three month periods ended June 30, 1999 and 1998, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended June 30, 1999 and 1998 totalled $4.6 million and $6.0 million, respectively. There were no common stock dividends paid during the three months ended June 30, 1999 and 1998.

Interest Income. The Company reported net interest income of $16.0 million for the three months ended June 30, 1999, a decrease of $2.1 million from the $18.1 million net interest income reported for the corresponding period in 1998. This decrease in interest income is attributed to residential mortgage loans. The decrease in residential mortgage loan interest income is attributed to a lower average yield on the portfolio. The lower yield of 6.38% on residential mortgage loans during the three month period ended June 30, 1999 as compared to 7.17% for the same period in 1998 is primarily due to the repricing of variable rate loans resulting from declining market rates. The average outstanding balance of residential mortgage loans during the three month period ended June 30, 1999 was $4.7 million higher than during the same period in 1998. Net interest income during the three months ended June 30, 1999 is comprised of $15.8 million ($16.8 million gross interest less $915,000 servicing fee expense) from residential mortgage loans and $201,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.38% and on earning assets of 6.34%, based on average outstanding asset balances of $994.1 million and $1,012.5 million, respectively. Net interest income during the three months ended June 30, 1998 is comprised of $17.7 million ($18.7 million gross interest less $914,000 servicing fee expense) from residential mortgage loans and $329,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.17% and on earning assets of 7.12%, based on average outstanding asset balances of $989.4 million and $1,015.1 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for loan losses. The Company established provisions for loan losses of $630,000 for the three months ended June 30, 1998. The Company recorded no provisions for loan losses for the three months ended June 30, 1999. The decrease in the provision for loan losses from the 1998 period to the 1999 period is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the residential mortgage loan portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at June 30, 1999 or December 31, 1998.

The following table reflects residential mortgage loans with past due principal and interest payments as of June 30, 1999 and December 31, 1998:

                                              June 30, 1999                       December 31, 1998
                                  ----------------------------------    -------------------------------------
                                  Principal Balance      Percent         Principal Balance       Percent
                                    (in thousands)    of Total Loans       (in thousands)     of Total Loans
                                  -----------------   --------------     -----------------    --------------
 30 to 59 days past due                $ 2,323            0.24%               $ 2,362             0.25%

 60 to 89 days past due                $   873            0.09%               $ 2,005             0.21%

 90 days or more past due              $ 3,984            0.42%               $ 1,563             0.16%





ALLOWANCE FOR LOAN LOSSES

As of June 30, 1999, the Company has allocated $451,000 of allowance for loan losses against specific problem loans, with the remaining $7.8 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of June 30, 1999 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the six months ended June 30, 1999 and 1998 (in thousands):

                                     1999      1998
                                     ----      ----
Balance - January 1                $8,413    $7,310
Provision for loan losses              --     1,050
Charge-offs                          (137)     (926)
                                   ------    ------
Balance - June 30                  $8,276    $7,434
                                   ======    ======

The Company's allowance coverage ratio (allowance for loan losses to loans) at June 30, 1999 and December 31, 1998 was 0.86% and 0.88%, respectively, while the Company's ratio of allowance for loan losses to nonaccruing loans at June 30, 1999 and December 31, 1998 was 208% and 538%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately 24% and 31% of the residential mortgage loans held by the Company at June 30, 1999 and December 31, 1998, respectively, had the potential to negatively amortize, while approximately 4% and 6% of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at June 30, 1999 and December 31, 1998, respectively. The current principal balance exceeded the original principal balance by approximately $1.2 million as of June 30, 1999 compared to $1.6 million at December 31, 1998. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of June 30, 1999:

                                                     Book Value
                                                   (in thousands)          Percent
                                                   --------------          -------
California                                            $807,315              83.7%
Florida                                                 36,269               3.8%
New York                                                22,499               2.3%
Other states (37 states and
 Washington, D.C.; no state has more than 2%)           97,919              10.2%
                                                      --------             ------
                                                      $964,002             100.0%
                                                      ========             ======

The 83.7% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the six months ended June 30, 1999 were $33.7 million provided by operating activities and $197.4 million provided by mortgage loan principal repayments. The primary uses of funds were $196.4 million in purchases of mortgage loans and $22.8 million in preferred stock dividends paid.

OTHER MATTERS

As of June 30, 1999, the Company was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

YEAR 2000

The remediation process for existing mission-critical systems, as well as the testing and certification of these systems and applications, was completed in the first quarter of 1999. In addition, during February and March of 1999, the Bank participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Bank and the Company have also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

The contingency plan for the critical supply vendors was completed mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues, and potential issues surrounding the Year 2000 event were completed by June 30, 1999. The support plan for applications maintained in-house will be completed by September 30, 1999.

All costs related to Year 2000 will be expensed on the books of the Bank.

For additional information regarding the Year 2000 issue, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in the Company's 1998 Form 10-K.


ITEM. 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Item 6. Exhibits and Current Reports on Form 8-K

     (a)  Exhibits:

          3.1 Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

          3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333- 11609)).

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               California Federal Preferred Capital Corporation


                               By:  /s/ Richard H. Terzian
                                  ------------------------------------------
                                  Richard H. Terzian
                                  Executive Vice President, Chief Financial
                                  Officer and Director

                                  (Signing on behalf of the Registrant and as the Principal Financial Officer)


August 11, 1999