Form 10-K
period 1999-12-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2000-03-29
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                         Commission file number: 1-12639


                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

              Maryland                                          94-3254883
   (State or other jurisdiction of                          (I.R.S. employer
     incorporation or orgnization)                           Identification no.)
-------------------------------------------------------------------------------
200 Crescent Court, Suite 1350, Dallas, Texas                     75201
 (Address of principal executive offices)                       (Zip code)
-------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (214) 871-5131

           Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class                                    Name of each exchange on which registered
                       -------------------                                    -----------------------------------------
9-1/8% Noncumulative Exchangeable Preferred Stock, Series A                            New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 17, 2000: N/A

     Number of shares outstanding of registrant's common stock $0.01 par value on March 17, 2000: 1,000 shares

                       Documents Incorporated by Reference
                                      None

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                                                                        Page
ITEM 1.        Business...................................................................................................3
                              General.....................................................................................3
                              Description of Common Stock.................................................................3
                              Description of Series A Preferred Shares....................................................4
                              Dividend Policy............................................................................10
                              The Bank...................................................................................10
                              Residential Mortgage Loans.................................................................11
                              Credit Risk Management Policies............................................................12
                              Delinquencies and Nonperforming Loans......................................................12
                              Geographic Distribution....................................................................13
                              Servicing of Residential Mortgage Loans....................................................13
                              Capital and Leverage Policies..............................................................13
                              Employees..................................................................................14
                              Competition................................................................................14
                              Environmental Matters......................................................................14
                              Tax Status of the Company..................................................................14
ITEM 2.        Properties................................................................................................15
ITEM 3.        Legal Proceedings.........................................................................................15
ITEM 4.        Submission of Matters to a Vote of Security Holders.......................................................15

                                     PART II

ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder Matters.................................16
ITEM 6.        Selected Financial Data...................................................................................17
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................18
                              Overview...................................................................................18
                              Results of Operations......................................................................18
                              Residential Mortgage Loans.................................................................20
                              Allowance for Loan Losses..................................................................20
                              Interest Rate Risk.........................................................................20
                              Significant Concentration of Credit Risk...................................................21
                              Liquidity Risk Management..................................................................21
                              Impact of Inflation and Changing Prices....................................................22
                              Other Matters..............................................................................22
                              Year 2000..................................................................................23
ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk................................................24
ITEM 8.        Financial Statements and Supplementary Data...............................................................25
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................25

                                    PART III

ITEM 10.       Directors and Executive Officers of the Registrant........................................................26
ITEM 11.       Executive Compensation....................................................................................27
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management............................................27
ITEM 13.       Certain Relationships and Related Transactions............................................................28

                                                             PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................29

Signatures...............................................................................................................30

Audited Financial Statements............................................................................................F-1

Forward-Looking Statements. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "deem," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement on Form S- 11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statement.

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

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 91/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange ("NYSE") under the trading symbol "CFP." Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

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

DESCRIPTION OF COMMON STOCK

         Dividends

Holders of common stock are entitled to receive dividends if, when and as authorized and declared by the Company's Board of Directors (the "Board") out of assets legally available therefor, provided that, so long as any shares of preferred stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the common stock unless full dividends on the shares of all series of preferred stock, including accumulations in the case of any cumulative preferred stock, have been paid. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual REIT taxable income to the stockholders. See "-- Tax Status of the Company."

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

The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are perpetual and will not be convertible into shares of common stock or any other class or series of stock of the Company and will not be subject to any sinking fund or other obligation of the Company for its repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for- one basis for Bank Preferred Shares (as defined herein) upon the occurrence of the Exchange Event (as defined herein).

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

         Automatic Exchange

Each Series A Preferred Share will be exchanged automatically for one newly issued share of Bank preferred stock if the appropriate federal regulatory agency directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank preferred stock because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank all certificates representing the Series A Preferred Shares of such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for such certificate(s), a certificate or certificates representing an equal number of shares of Bank preferred stock (the "Automatic Exchange"). Any Series A Preferred Shares purchased or redeemed by the Company prior to the Time of Exchange (as defined herein) shall not be deemed outstanding and shall not be subject to the Automatic Exchange.

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

         Redemption

The Series A Preferred Shares are not redeemable prior to January 31, 2002 (except upon the occurrence of a Tax Event or a Change of Control, each as defined herein). On or after such date, the Series A Preferred Shares are redeemable by the Company or its successor or any acquiring or resulting entity with respect to the Company (including by any parent or subsidiary of the Company, any such successor, or any such acquiring or resulting entity), as applicable, at its option, in whole or in part, at any time or from time to time, at the redemption prices set forth below in cash, plus authorized, declared and unpaid dividends to the date of redemption, without interest:


If Redeemed During the                                Redemption Price
     12-month Period                                  Per Share of the
  Beginning January 31,                           Series A Preferred Shares
  --------------------                            -------------------------
2002............................................           $26.14
2003............................................            25.91
2004............................................            25.68
2005............................................            25.46
2006............................................            25.23
2007 and thereafter.............................            25.00

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

Upon a Change of Control, the Series A Preferred Shares are redeemable on or prior to January 31, 2002, at the option of the Company or its successor or any acquiring or resulting entity with respect to the Company (including by any parent or subsidiary of the Company, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the quarterly dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared), plus (iii) the Applicable Premium (as defined herein), payable in cash.

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

"Applicable Premium" means the greater of (i) $1.14 and (ii) the excess of (A) the present value of (1) an amount equal to the amount of dividends that would be payable on the preferred shares in respect of the period from the date fixed for redemption through January 31, 2002 (assuming all such dividends were to be authorized and declared) plus (2) $26.14, computed using a discount rate equal to the Treasury Rate (as defined herein) plus 75 basis points, over (B) $25.00.

"Change of Control" means the occurrence of any of the following events:

         (i) any Person (as defined herein) other than a Permitted Holder (as defined herein) shall be the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of a majority in the aggregate of the total voting power of the voting stock of the Bank, whether as a result of issuance of securities of the Bank, any merger, consolidation, liquidation or dissolution of the Bank, any direct or indirect transfer of securities by a Permitted Holder (as defined herein), or otherwise; or

         (ii) a sale, transfer, conveyance or other disposition, in a single transaction or in a series of related transactions (other than to an affiliate of the Bank or any of its subsidiaries), in either case occurring outside the ordinary course of business, of more than 75% of the assets and 75% of the deposit liabilities of the Bank shown on the consolidated balance sheet of the Bank as of the end of the most recent fiscal quarter ending at least 45 days prior to such transaction (or the first in such related series of transactions); or

         (iii) a transaction or series of related transactions as a result of which 20% or more of the voting stock or common stock (or capital stock convertible or exchangeable into 20% of the voting stock or common stock) of the Bank is held by one or more Persons other than Golden State Holdings Inc. (successor to First Nationwide Holdings Inc.) or its wholly owned subsidiaries.

"Person" means any individual, corporation, limited liability company, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivisions thereof.

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

If redemption is being effected by the Company, on and as of the date fixed for redemption, dividends shall cease to accrue on the Series A Preferred Shares called for redemption, and they shall be deemed to cease to be outstanding, provided that the redemption price (including any authorized and declared but unpaid dividends to the date fixed for redemption, without interest) has been duly paid or provided for. If redemption is being effected by an entity other than the Company, on and as of the redemption date such entity shall be deemed to own the Series A Preferred Shares being redeemed for all purposes of the Company's charter, provided that the redemption price (including the amount of any authorized and declared but unpaid dividends to the date fixed for redemption) has been duly paid or provided for.

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

         Restrictions on Ownership and Transfer

In order for the Company to qualify, and to continue to qualify, as a REIT under the IRC, not more than 50% of the value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the IRC to include certain entities) during the last half of a taxable year (other than the first year) (the "Five or Fewer Test"). The Five or Fewer Test is applied using certain constructive ownership rules. Certain significant shareholders of Golden State (i.e., Ronald O. Perelman and Gerald J. Ford) ("Significant Shareholders"), through their constructive ownership of a beneficial interest in the Bank, constitute two individuals for the purposes of this test and, under the Internal Revenue Service ("IRS") rules for determining percentages of ownership, are deemed to own constructively approximately 25% of the value of the outstanding shares of stock in the Company during the last half of the taxable year. Presently, there are no restrictions which prevent either
(i) any Significant Shareholder from increasing or decreasing its percentage ownership of the Company, (ii) any Significant Shareholder from increasing or decreasing its percentage ownership of the Bank (and thus its percentage ownership in the Company) or (iii) any other person from becoming a significant constructive shareholder of the Company by acquiring an equity interest in the Bank. Moreover, any increase or decrease in the value of the common stock as compared to the value of the preferred stock will increase or decrease the percentage of ownership held by the Significant Shareholders.

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

The Company's charter provides that any shares in excess of the Ownership Limit ("Excess Shares") will automatically be transferred, by operation of law, to a trustee as a trustee of a trust for the exclusive benefit of a charitable beneficiary to be named by the Company as of the day prior to the day the prohibited transfer took place. Any distributions paid prior to the discovery of the prohibited transfer are to be repaid by the original transferee to the Company and by the Company to the trustee; subject to applicable law, any vote of the holder of the shares while the shares were held by the original transferee prior to the Company's discovery thereof shall be void ab initio and the original transferee shall be deemed to have given its proxy to the trustee. Any unpaid distributions with respect to the original transferee will be rescinded as void ab initio. In liquidation, the original transferee stockholder's ratable share of the Company's assets would be limited to the price paid by the original transferee for the Excess Shares or, if no value was given, the price per share equal to the closing market price on the date of the purported transfer. The trustee of the trust shall promptly sell the shares to any person whose ownership is not prohibited, whereupon the interest of the trust shall terminate. Proceeds of the sale shall be paid to the original transferee up to its purchase price (or, if the original transferee did not purchase the shares, the value on its date of acquisition) and any remaining proceeds shall be paid to a charity to be named by the Company.

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

The Company's charter requires that any person who beneficially owns 1.0% (or such lower percentage as may be required by the IRC or the Treasury regulations) of the outstanding shares of any class or series of preferred stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of such stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Five or Fewer and One Hundred Persons Tests.

DIVIDEND POLICY

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its REIT taxable income to its stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of dividends declared and paid to the common stockholder and to the holders of the Series A Preferred Shares during the years ended December 31, 1999, 1998 and 1997.

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

THE BANK

The Bank, which is headquartered in San Francisco, California, provides diversified financial services to consumers and small businesses throughout California and Nevada. The Bank's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial and consumer loans for investment.

The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act ("HOLA") and regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposit accounts of the Bank, up to applicable limits through the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the Federal Home Loan Bank System ("FHLBS").

As of December 31, 1999, the Bank had assets totalling $57.0 billion, deposits totalling $23.1 billion and operated retail branch offices at 349 locations in two states.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a core capital (or leverage) ratio of less than 4.0%. At December 31, 1999, the Bank's total risk-based capital ratio was 12.89%, its tier 1 risk-based capital ratio was 11.36% and its core capital (or leverage) ratio was 5.81%.

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

RESIDENTIAL MORTGAGE LOANS

The Company's portfolio of mortgage loans consisted of 1-4 unit residential mortgage loans totalling $967.3 million and $946.0 million at December 31, 1999 and 1998, respectively, which were primarily adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

DELINQUENCIES AND NONPERFORMING LOANS

When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally, if a loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which the Company originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 1999 and 1998:

                                                     1999                                          1998
                                   ----------------------------------------      -----------------------------------------
                                     Principal Balance        Percent              Principal Balance         Percent
                                      (in thousands)       of Total Loans           (in thousands)       of Total Loans
---------------------------------------------------------------------------      -----------------------------------------
       30 to 59 days past due            $  950                0.10%                     $2,362               0.25%
       60 to 89 days past due            $1,199                0.12%                     $2,005               0.21%
       90 days or more past due          $1,042                0.11%                     $1,563               0.16%
--------------------------------------------------------------------------------------------------------------------------

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 1999 and 1998.

For loans on nonaccrual at December 31, 1999 and 1998, the Company recognized $27,000 and $52,000 of interest income during the years ended December 31, 1999 and 1998, respectively. The Company would have recognized $81,000 and $127,000 of interest income during the years ended December 31, 1999 and 1998, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge- offs (net of recoveries) and is comprised of specific allowances for identified problem loans and an unallocated allowance. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses."

GEOGRAPHIC DISTRIBUTION

At December 31, 1999, the Company's total residential mortgage loan portfolio included $819.7 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

At December 31, 1999 and 1998, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

EMPLOYEES

The Company has four executive officers. See "Directors and Executive Officers of the Registrant." The Company does not require significantly more employees because it has retained FNMC to perform certain functions pursuant to the Servicing Agreement. All of the executive officers of the Company are also executive officers of the Bank and/or its affiliates. The Company maintains corporate records and audited financial statements that are separate from those of the Bank and its affiliates.

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

During 1999, 1998 and 1997, dividends on the Company's common stock totalled $18.6 million, $30.5 million and $20.4 million, respectively. For a discussion of the Company's dividend distribution policy and any restrictions on the payment of dividends with respect to its common stock, see "Business - Dividend Policy."

ITEM 6.           SELECTED FINANCIAL DATA

The data presented below represents selected financial data relative to the Company for, and as of the end of, the years ended December 31, 1999, 1998 and 1997 (dollars in thousands).

STATEMENTS OF INCOME:                                                       1999               1998               1997
                                                                            ----               ----               ----
Interest income, net of servicing fee expense                       $        65,403   $        72,268     $         65,912
Net interest income                                                 $        65,403   $        72,179     $         65,912
Net interest income after provision for loan losses                 $        65,403   $        69,869     $         63,602
Net income                                                          $        65,481   $        69,840     $         63,495
Average yield on residential mortgage loans                                   6.49%             7.19%                 7.25%

BALANCE SHEETS:

Residential mortgage loans, net                                      $      967,286    $      945,970     $        969,423
Total assets                                                         $      996,522    $      995,746     $      1,001,495
Total stockholders' equity                                           $      996,181    $      994,910     $      1,001,146
Number of preferred shares outstanding                                   20,000,000        20,000,000           20,000,000
Number of common shares outstanding                                           1,000             1,000                1,000

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

RESULTS OF OPERATIONS

     Years ended December 31, 1999 versus December 31, 1998

Net Income. The Company reported net income for the year ended December 31, 1999 of $65.5 million compared with net income of $69.8 million for the year ended December 31, 1998. This decrease in 1999 compared with 1998 is attributable to a decrease in net interest income, partially offset by a decrease in the provision for loan losses. During the year ended December 31, 1999, the Company reported an income tax benefit of $56,000 related to a refund of taxes paid in 1998. During the year ended December 31, 1998, the Company reported interest expense of $89,000 related to borrowings from the Bank and income tax expense of $65,000.

During each of the years ended December 31, 1999 and 1998, the Company declared and paid dividends of $45.6 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the years ended December 31, 1999 and 1998 totalled $19.9 million and $24.2 million, respectively. During the years ended December 31, 1999 and 1998, the Company declared and paid dividends of $18.6 million and $30.5 million, respectively, to the Bank as common stockholder.

Net Interest Income. The Company reported interest income, net of servicing fee expense of $65.4 million for the year ended December 31, 1999, a decrease of $6.9 million from the $72.3 million reported for the year ended December 31, 1998. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 6.49% on residential mortgage loans during the year ended December 31, 1999 as compared to 7.19% for the same period in 1998 is primarily due to the repricing of variable rate loans resulting from comparatively lower market interest rates in 1999 versus 1998 and the purchase of new loans at lower current market interest rates. The average outstanding balance of residential mortgage loans during the year ended December 31, 1999 was $1.5 million higher than during the same period in 1998. Interest income, net of servicing fee expense during the year ended December 31, 1999 is comprised of $64.4 million ($68.1 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $964,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.49% and on earning assets of 6.45%, based on average outstanding asset balances of $993.4 million and $1,013.9 million, respectively. Interest income, net of servicing fee expense during the year ended December 31, 1998 is comprised of $71.3 million ($75.0 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $963,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.19% and on earning assets of 7.14%, based on average outstanding asset balances of $991.9 million and $1,012.1 million, respectively. Net interest income after $89,000 of interest expense and a $2.3 million provision for loan losses was $69.9 million.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for loan losses. The Company established provisions for loan losses of $2.3 million for the year ended December 31, 1998. The Company recorded no provisions for loan losses for the year ended December 31, 1999. The decrease in the provision for loan losses from 1998 to 1999 is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

           Years ended December 31, 1998 versus December 31, 1997

Net Income. The Company reported net income for the year ended December 31, 1998 of $69.8 million compared with net income of $63.5 million for the year ended December 31, 1997. This increase in 1998 compared with 1997 is attributable to an increase in net interest income and reflects twelve months of operations in 1998 versus eleven months of operations in 1997, as the Company commenced its operations on January 31, 1997. During the year ended December 31, 1998, the Company reported interest expense of $89,000 related to borrowings from the Bank and income tax expense of $65,000.

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

Net Interest Income. The Company reported interest income, net of servicing fee expense of $72.3 million for the year ended December 31, 1998, an increase of $6.4 million over the $65.9 million interest income, net of servicing fee expense reported for the year ended December 31, 1997. Of this increase in interest income, $6.6 million is attributed to residential mortgage loans, offset in part by a $201,000 decrease in interest income on short-term investments. The increase in residential mortgage loan interest income is attributed primarily to an increase in the average outstanding balance of the portfolio, accounting for $7.1 million of the increase, offset by $526,000 relating to a lower average yield on the portfolio. The average outstanding balance of residential mortgage loans during the year ended December 31, 1998 was $99.4 million higher than during the same period in 1997, principally due to one less month of operations in 1997 than in 1998. Interest income, net of servicing fee expense during the year ended December 31, 1998 is comprised of $71.3 million ($75.0 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $1.0 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.19% and on earning assets of 7.14%, based on average outstanding asset balances of $991.9 million and $1,012.1 million, respectively. Net interest income after $89,000 of interest expense and a $2.3 million provision for loan losses was $69.9 million. Interest income, net of servicing fee expense during the year ended December 31, 1997 was comprised of $64.7 million ($68.1 million gross interest income less $3.4 million servicing fee expense) from residential mortgage loans and $1.2 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.25% and on earning assets of 7.20%, based on average outstanding asset balances of $892.5 million and $915.5 million, respectively. Net interest income after a $2.3 million provision for loan losses was $63.6 million.

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

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 1999 and 1998. See "Business - Delinquencies and Nonperforming Loans."

ALLOWANCE FOR LOAN LOSSES

As of December 31, 1999, the Company has allocated $198,000 of allowance for loan losses against specific problem loans, with the remaining $7.7 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of December 31, 1999 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                            1999              1998               1997
                                                                            ----              ----               ----
     Balance - beginning of year                                       $     8,413        $     7,310       $          --
     Allowance attributable to loans purchased from the Bank                    --                 --               5,000
     Provision for loan losses                                                  --              2,310               2,310
     Charge-offs                                                              (530)            (1,207)                 --
                                                                        ----------       ------------       -------------
     Balance - end of year                                             $     7,883        $     8,413          $    7,310
                                                                       ===========        ===========          ==========

The Company's allowance coverage ratio (allowance for loan losses to loans) at December 31, 1999, 1998 and 1997 was 0.81%, 0.88% and 0.75%, respectively, while the Company's ratio of allowance for loan losses to non-performing loans at December 31, 1999, 1998 and 1997 was 757%, 538% and 204%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 1999 and 1998, residential mortgage loans included approximately $208.6 million and $291.0 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 1999 and 1998, approximately $31.9 million and $58.8 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.0 million and $1.6 million, as of December 31, 1999 and 1998, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of December 31, 1999:

                                                                                      Book Value
                                                                                     (in thousands)     Percent
California                                                                            $     819,732        84.1%
Florida                                                                                      32,369         3.3
New York                                                                                     20,343         2.1
Other states (37 states and Washington, D.C.; no state has more than 2%)                    102,725        10.5
                                                                                      -------------      ------
                                                                                      $     975,169      100.0%
                                                                                      =============      ======

The 84.1% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

Net cash provided by operating activities for the year ended December 31, 1999, totalled $67.1 million, a decrease of $5.8 million from net cash provided by operating activities for the year ended December 31, 1998. The decrease was principally due to the decrease in interest income on residential mortgage loans.

Net cash provided by operating activities for the year ended December 31, 1998, totalled $72.9 million, an increase of $7.2 million from net cash provided by operating activities for the year ended December 31, 1997. The increase was principally due to the increase in interest income on residential mortgage loans.

Net cash provided by investing activities for the year ended December 31, 1999, totalled $68,000, compared to net cash used of $677,000 for the year ended December 31, 1998. Cash flows used in investing activities in 1999 included purchases of mortgage loans and accrued interest receivable of $311.8 million and $1.2 million, respectively. Cash flows provided by investing activities in 1999 included mortgage loan principal repayments of $311.5 million and proceeds from sales of foreclosed real estate of $1.7 million.

Net cash used in investing activities for the year ended December 31, 1998, totalled $677,000, a decrease of $996.2 million from net cash used in investing activities for the year ended December 31, 1997. The decrease is principally due to the purchase of the Company's initial portfolio of residential mortgage loans during the year ended December 31, 1997. Cash flows used in investing activities in 1998 included purchases of mortgage loans and accrued interest receivable of $352.1 million and $1.6 million, respectively. Cash flows provided by investing activities in 1998 included mortgage loan principal repayments of $350.6 million and proceeds from sales of foreclosed real estate of $2.4 million.

Net cash used in financing activities for the year ended December 31, 1999, totalled $64.2 million, a decrease of $11.9 million from net cash used in financing activities for the year ended December 31, 1998. The decrease was due to the decrease in common stock dividends paid in 1999 compared to 1998.

Net cash used in financing activities for the year ended December 31, 1998, totalled $76.1 million, compared to net cash provided of $937.7 million for the year ended December 31, 1997. The change was principally due to the issuance of preferred stock and capital contributed by the Bank in 1997. Repayment of note payable to Bank totalled $11.4 million and preferred and common stock dividends paid totalled $76.1 million. Cash flows provided by financing activities included $11.4 million in proceeds from a note payable to the Bank.

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

OTHER MATTERS

As of December 31, 1999, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

YEAR 2000

The Bank is responsible for addressing issues related to required changes in computer systems for the year 2000 ("Year 2000") for the Bank and its affiliates, including the Company. The Bank completed all major milestones in executing its comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The Year 2000 remediation process for existing mission-critical systems was completed in the first quarter of 1999, as well as the testing and certification of these systems and applications. In addition, during February and March of 1999, the Bank participated in industry-wide Year 2000 integration testing sponsored by the Mortgage Bankers Association. The Bank and the Company also assessed risks related to the potential failure of material third parties to be ready for the year 2000.

The contingency plan for the critical supply vendors was completed in mid-February 1999 and contingency plans were completed for all other material service providers by June 30, 1999. The Year 2000 weekend (January 1 and 2,
2000) support plan for applications maintained in-house was completed by September 30, 1999. In addition, contingency plans for critical business areas to address liquidity, customer communications, operations issues and potential failures surrounding the Year 2000 event were completed by September 30, 1999.

Final testing in the fourth quarter of 1999, and completion of the Year 2000 event management plans resulted in a smooth transition during the rollover to the Year 2000. No significant Year 2000-related events were reported, and it was not necessary to activate any of the Company's contingency plans. Special attention will now be provided to possible Year 2000-related exceptions throughout January and February 2000. The Company is currently not aware of any asserted or unasserted claims of breach of contract or warranty related to Year 2000. The Company does not anticipate any assertion of such claims in the future that will have a material effect on the Company.

All costs related to Year 2000 have been and will continue to be expensed on the books of the Bank.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. As of December 31, 1999 the Company's residential loan portfolio totalled $967.3 million, had a fair value of $956.4 million and a weighted average interest rate, net of the service fee rate, of 6.86%. The portfolio consisted primarily of ARM loans. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM loan to a fixed rate loan for the remainder of the term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements of the Company at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 are included in this report at the pages indicated.


                                        Page
Independent Auditors' Report            F-1
Balance Sheets                          F-2
Statements of Income                    F-3
Statements of Stockholders' Equity      F-4
Statements of Cash Flows                F-5
Notes to Financial Statements           F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors is currently composed of seven members, two of whom are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate or the Bank (the "Independent Directors"). The Company's charter provides that the Independent Directors will consider the interests of the holders of both the Company's common stock and preferred stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four executive officers.

The following persons are directors and/or executive officers of the Company (ages as of March 1, 2000):


                   NAME                    AGE       POSITION AND OFFICES HELD
                   ----                    ---       -------------------------
Gerald J. Ford                             55        Chairman, Chief Executive Officer and Director
Carl B. Webb                               50        President, Chief Operating Officer and Director
Christie S. Flanagan                       61        Executive Vice President, General Counsel and Director
P.  Richard Frieder                        65        Director
Robert Nichols                             55        Director
James R. Staff                             52        Director
Richard H. Terzian                         63        Executive Vice President, Chief Financial Officer
                                                          and Director

Each of the executive officers has held his position with the Company since its inception in November, 1996. The following is a summary of the experience of the executive officers and directors of the Company:

Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of the Bank and its predecessors since 1988 and Chairman of the Board and Chief Executive Officer of Golden State Bancorp Inc. ("Golden State") since September 1998. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Golden State Holdings Inc. since its formation in 1998. Mr. Ford is Chairman of the Board of FNMC. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc. Mr. Ford is also a Director of Auto One Acceptance Corporation ("Auto One"), Freeport-McMoRan Copper & Gold Co. and McMoRan Exploration Co.

Mr. Webb has served as President and Chief Operating Officer of the Bank and its predecessors since 1988, and as the President and Chief Operating Officer of Golden State since September 1998. Mr. Webb has also been President and Chief Operating Officer of Golden State Holdings Inc. since 1998. Mr. Webb also serves as a Director of Golden State, the Bank, FNMC and Auto One.

Mr. Flanagan has been Executive Vice President and General Counsel of the Bank since 1994 and Executive Vice President and General Counsel of Golden State since September 1998. He also serves as Director of FNMC and Auto One. Mr. Flanagan was previously managing partner of the law firm of Jenkins & Gilchrist, P.C. and is currently of counsel to the firm.

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

Mr. Staff has been an Executive Vice President and the Chief Financial Advisor of the Bank since 1994 and an Executive Vice President and the Chief Financial Advisor of Golden State since September 1998. He also serves as a Director of FNMC and Auto One. Prior to joining the Bank, Mr. Staff was associated with the public accounting firm of KPMG Peat Marwick LLP, most recently as a partner specializing in financial services.

Mr. Terzian has been Executive Vice President and Chief Financial Officer of the Bank since April 1995 and of Golden State since September 1998. Mr. Terzian is also a Director of the Federal Home Loan Bank of San Francisco. Prior to joining the Bank, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc and its subsidiary, The Dime Savings Bank of New York, FSB.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock of the Company

All of the common stock of the Company is held by the Bank.

Preferred Stock of the Company

The following table sets forth information as of February 29, 2000, concerning the shares of Series A Preferred Shares beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.

                                                                                      AMOUNT AND NATURE       PERCENT
      TITLE OF                                                                                OF                OF
        CLASS                             NAME OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP      CLASS
        -----                             ------------------------                   --------------------      -----
Series A Preferred      Christie S. Flanagan                                                  4,440              *
Series A Preferred      Gerald  J. Ford                                                       8,000(1)           *
Series A Preferred      P. Richard Frieder                                                        0              *
Series A Preferred      Robert Nichols                                                            0              *
Series A Preferred      James R. Staff                                                        8,000(1)           *
Series A Preferred      Richard H. Terzian                                                        0              *
Series A Preferred      Carl B. Webb                                                         12,000              *
Series A Preferred      All directors and executive officers as a group (7 persons)          32,440              *

-------
* Less than one percent of the outstanding shares in each case.

(1) Shares are held in an IRA over which the director and/or executive officer has sole investment control.

Common Stock of Golden State

The Company is an indirect subsidiary of Golden State. The following table sets forth information as of February 29, 2000, concerning the shares of Golden State common stock beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


   TITLE OF                                                                        AMOUNT AND NATURE      PERCENT
 GOLDEN STATE                                                                              OF               OF
     CLASS                         NAME OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP     CLASS
     -----                         ------------------------                       --------------------     -----
    Common     Christie S. Flanagan                                                       16,381(1)          *
    Common     Gerald  J. Ford                                                        17,708,902(2)       14.36%
    Common     P. Richard Frieder                                                         12,000(3)          *
    Common     Robert Nichols                                                                  0             *
    Common     James R. Staff                                                              9,381(1)          *
    Common     Richard H. Terzian                                                          9,026(4)          *
    Common     Carl B. Webb                                                               72,974(5)          *
    Common     All directors and executive officers as a group (7 persons)            17,828,664(6)       14.41%

--------
* Less than one percent of the outstanding shares in each case.

(1)      Includes 9,381 restricted shares of common stock.

(2) Includes 42,120 restricted shares of common stock owned by Mr. Ford. Also includes 16,763,782 shares of common stock and 903,000 warrants, each immediately exercisable for one share of common stock and one Litigation Tracking Warrant(TM), all owned by Hunter's Glen/Ford, Ltd. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the shares of common stock owned by Hunter's Glen/Ford, Ltd.

(3)      Mr. Nichols' shares are jointly held with his spouse.

(4) Includes 5,026 shares of restricted stock and 4,000 shares held jointly with Mr. Terzian's spouse.

(5)      Includes 22,974 restricted shares of common stock.

(6) Includes 88,882 restricted shares granted to executive officers pursuant to the Golden State Bancorp Inc. Omnibus Stock Plan. Also includes 16,000 shares as to which voting and investment power are shared.

Litigation Tracking Warrants(TM) of Golden State

The following table sets forth information as of February 29, 2000 concerning the number of Litigation Tracking WarrantsTM of Golden State (sometimes referred to as "LTWs") beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


   TITLE OF                                                                        AMOUNT AND NATURE      PERCENT
 GOLDEN STATE                                                                              OF               OF
     CLASS                         NAME OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP     CLASS
     -----                         ------------------------                       --------------------     -----
    Common     Christie S. Flanagan                                                        7,000             *
    Common     Gerald  J. Ford                                                         1,903,000(1)        2.6%
    Common     P. Richard Frieder                                                              0             *
    Common     Robert Nichols                                                                  0             *
    Common     James R. Staff                                                                  0             *
    Common     Richard H. Terzian                                                              0             *
    Common     Carl B. Webb                                                                    0             *
    Common     All directors and executive officers as a group (7 persons)             1,910,000           2.6%

--------
* Less than one percent of the outstanding warrants in each case.

(1) Includes 1,000,000 LTWs purchased and held of (1) Includes 1,000,000 LTWs purchased and held of record by Turtle Creek Revocable Trust, a revocable trust organized under the laws of the State of Texas of which Gerald J. Ford is the sole grantor and trustee. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTWs owned by Turtle Creek Revocable Trust. Also includes 903,000 warrants purchased and held of record by Hunter's Glen/Ford, Ltd., each immediately exercisable for one share of common stock and one LTW. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTWs owned by Hunter's Glen/Ford, Ltd.

Change in Control of Golden State

As of February 29, 2000, GSB Investments Corp. owned 37.15% of the outstanding common stock of Golden State. The shares of common stock of Golden State owned by GSB Investments Corp. are or may be from time to time pledged to secure obligations of GSB Investments Corp. or its affiliates.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FNMC services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the related servicing agreement. Loan servicing fees paid to FNMC for the years ended December 31, 1999, 1998 and 1997 totalled $3.7 million, $3.7 million and $3.4 million, respectively. See "Business - Servicing of Residential Mortgage Loans."

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Dated: March 20, 2000


                               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                               By: /s/ Gerald J. Ford
                                  ------------------------------
                                  Gerald J. Ford
                                  Chairman of the Board
                                  and Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


              NAME                                         TITLE                                        DATE
      /s/ Gerald J. Ford                           Chairman of the Board, Chief                 March 20, 2000
---------------------------------                  Executive Officer and Director
          Gerald J. Ford

      /s/ Carl B. Webb                             President, Chief Operating                   March 20, 2000
---------------------------------                  Officer and Director
          Carl B. Webb

      /s/ Christie S. Flanagan                     Executive Vice President,                    March 20, 2000
---------------------------------                  General Counsel and Director
          Christie S. Flanagan

      /s/ Richard H. Terzian                       Executive Vice President, Chief              March 20, 2000
---------------------------------                  Financial Officer and Director
          Richard H. Terzian                       (Principal Financial Officer)


               *                                   Director                                     March 20, 2000
---------------------------------
          P. Richard Frieder

               *                                   Director                                     March 20, 2000
---------------------------------
          Robert Nichols

      /s/ James R. Staff                           Director                                     March 20, 2000
---------------------------------
          James R. Staff






* By:      /s/ Eric K. Kawamura
        -----------------------------
        Eric K. Kawamura, Their Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
California Federal Preferred Capital Corporation:


We have audited the accompanying balance sheets of California Federal Preferred Capital Corporation (the "Company") as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Federal Preferred Capital Corporation as of December 31, 1999 and 1998 , and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                                        KPMG LLP

San Francisco, California
January 18, 2000

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                  (dollars in thousands, except per share data)


                                                                                           1999               1998
                                                                                           ----               ----
ASSETS
Residential mortgage loans, net                                                        $    967,286       $    945,970
Cash and cash equivalents                                                                     5,485              2,505
Due from affiliates                                                                          18,065             41,444
Accrued interest receivable                                                                   4,649              5,044
Foreclosed real estate, net                                                                   1,037                783
                                                                                       ------------       ------------

     TOTAL ASSETS                                                                      $    996,522       $    995,746
                                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                      $         96       $        712
Accounts payable and accrued liabilities                                                        245                124
                                                                                       ------------       ------------

     Total Liabilities                                                                          341                836
                                                                                       ------------       ------------

Commitments and contingencies                                                                    --                 --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares issued and outstanding                 500,000            500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                         --                 --
Additional paid-in capital                                                                  500,000            500,000
Accumulated deficit                                                                          (3,819)            (5,090)
                                                                                       ------------       ------------

     Total Stockholders' Equity                                                             996,181            994,910
                                                                                       ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    996,522       $    995,746
                                                                                       ============       ============



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                 1999              1998             1997
                                                                                 ----              ----             ----
INTEREST INCOME
Residential mortgage loans                                                   $     68,121      $     74,984     $    68,098
     Less: servicing fee expense                                                   (3,682)           (3,679)         (3,350)
                                                                            -------------     -------------    ------------
                                                                                   64,439            71,305          64,748
Short-term investments                                                                964               963           1,164
                                                                            -------------     -------------    ------------
     Interest income, net of servicing fee expense                                 65,403            72,268          65,912

INTEREST EXPENSE

Borrowing from Bank                                                                    --                89              --
                                                                            -------------     -------------    ------------
     Net interest income                                                           65,403            72,179          65,912

Provision for loan losses                                                              --             2,310           2,310
                                                                            -------------     -------------    ------------

     Net interest income after provision for loan losses                           65,403            69,869          63,602
                                                                            -------------     -------------    ------------

NONINTEREST EXPENSE

Directors fees                                                                         52                52              44
Professional fees                                                                      87                65              51
Foreclosed real estate operations, net                                               (190)             (206)            (26)
Other                                                                                  29                53              38
                                                                            -------------     -------------    ------------

     Total noninterest expense                                                        (22)              (36)            107
                                                                            -------------     -------------    ------------

Income before income taxes                                                         65,425            69,905          63,495
Income tax (benefit) expense                                                          (56)               65             --
                                                                            -------------     -------------    ------------

NET INCOME                                                                         65,481            69,840          63,495

Preferred stock dividends                                                          45,625            45,625          41,949
                                                                            -------------     -------------    ------------

NET INCOME AVAILABLE TO COMMON
     STOCKHOLDER                                                              $    19,856       $    24,215      $   21,546
                                                                            =============     =============    ============



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                                 Retained
                                                                                Additional        Earnings                Total
                                                   Preferred       Common        Paid-in        (Accumulated          Stockholders'
                                                     Stock          Stock        Capital          Deficit)               Equity
                                                     -----          -----        -------          --------               ------

BALANCE AT DECEMBER 31, 1996 (NOTE (1))         $       --        $     --       $     --         $       --       $        --

Initial public offering of 9-1/8%
     noncumulative exchangeable
     preferred stock, series A
     on January 31, 1997                           500,000              --             --                 --           500,000

Capital contribution from common stockholder            --              --        500,000                 --           500,000

Net income                                              --              --             --             63,495            63,495

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                           --              --             --            (41,949)          (41,949)

Dividends paid on common stock                          --              --             --            (20,400)          (20,400)
                                                ---------- -    ---------- -    ---------        -----------        ----------

BALANCE AT DECEMBER  31, 1997                      500,000              --        500,000              1,146         1,001,146

Net income                                              --              --             --             69,840            69,840

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                           --              --             --            (45,625)          (45,625)

Dividends paid on common stock                          --              --             --            (30,451)          (30,451)
                                                ---------- -    ---------- -    ---------        -----------       -----------

BALANCE AT DECEMBER  31, 1998                      500,000              --        500,000             (5,090)          994,910


Net income                                              --               --            --              65,481           65,481

Dividends paid on 9-1/8% Noncumulative
     exchangeable preferred stock,
     series A                                           --               --            --             (45,625)         (45,625)

Dividends paid on common stock                          --               --            --             (18,585)         (18,585)
                                                ----------      -----------    ----------         -----------      -----------

BALANCE AT DECEMBER  31, 1999                     $500,000       $       --      $500,000         $    (3,819)      $  996,181
                                                  ========       ==========      ========         ===========       ==========


See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                           1999            1998             1997
                                                                                           ----            ----             ----
OPERATING ACTIVITIES:
Net income                                                                             $     65,481    $     69,840    $     63,495
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  purchase discounts and premiums, net                                    1,119             350              75
     Provision for loan losses                                                                   --           2,310           2,310
     Provision for losses on foreclosed real estate                                              15              18              --
     Interest capitalized on negatively amortizing loans                                       (224)         (1,032)         (1,832)
     Gain on sales of foreclosed real estate, net                                              (205)           (224)            (26)
     Increase in due from affiliates                                                           (207)           (795)           (217)
     Decrease in accrued interest receivable                                                  1,638           1,932           1,497
     Increase/(decrease) in accounts payable and accrued liabilities                            121            (225)            349
     (Decrease)/increase in due to affiliates                                                  (616)             712              --
                                                                                    --------------- ---------------- ---------------

Net cash provided by operating activities                                                    67,122          72,886          65,651
                                                                                    --------------- ---------------- ---------------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                 (311,757)       (352,109)     (1,189,541)
Mortgage loan principal repayments                                                          311,462         350,632         199,229
Purchase of accrued interest receivable                                                      (1,243)         (1,577)         (6,896)
Proceeds from sales of foreclosed real estate                                                 1,665           2,443             288
Foreclosed real estate advances funded                                                          (59)            (76)             --
                                                                                    --------------- ---------------- ---------------

Net cash provided by (used in) investing activities                                              68            (687)       (996,920)
                                                                                    --------------- ---------------- ---------------

FINANCING ACTIVITIES:

Proceeds from note payable to Bank                                                               --          11,406              --
Repayment of note payable to Bank                                                                --         (11,406)             --
Proceeds from capital contributed by Bank                                                        --              --         500,000
Proceeds from preferred stock issued                                                             --              --         500,000
Common stock dividends paid                                                                 (18,585)        (30,451)        (20,400)
Preferred stock dividends paid                                                              (45,625)        (45,625)        (41,949)
                                                                                    --------------- ---------------- ---------------

Net cash (used in) provided by financing activities                                         (64,210)        (76,076)        937,651
                                                                                    --------------- ---------------- ---------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,980          (3,877)          6,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                2,505           6,382              --
                                                                                    --------------- ---------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $       5,485   $       2,505   $       6,382
                                                                                    =============== ===============  ==============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                           $          --   $          89   $          --
     Cash (received)/paid for income taxes, net                                                 (56)             65              --
     Non-cash investing activities:
          Mortgage loan principal reductions due to foreclosure                               1,670           2,452             733
          Mortgage loan principal increase (decrease) for timing difference between principal repayments received by servicer and related cash received by
               Company during the period                                                     23,586         (20,849)        (19,583)





See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


(1)      Organizational and Basis of Presentation

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock was issued on November 19, 1996 and is wholly- owned by California Federal Bank, A Federal Savings Bank (the "Bank").

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 91/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange under the trading symbol "CFP." Expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of $996.5 million. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement (the "Servicing Agreement") with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") services the Company's mortgage assets.

(2)      Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles. The following summarizes the more significant of these polices:

         (a)      Residential Mortgage Loans

         Residential mortgage loans are carried at the principal amount outstanding, net of unamortized purchase discounts and premiums. Discounts or premiums are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed. Amortization or accretion of premiums or discounts associated with loans that are on nonaccrual status is discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

         (b)      Allowance for Loan Losses

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries) and is comprised of specific allowances for identified problem loans and an unallocated allowance. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions.

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

         (d)      Foreclosed Real Estate

         Real estate acquired through, or in lieu of, loan foreclosure consists of 1-4 unit residential real estate and is initially recorded at fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses when the carrying value of the collateral property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property.

         (e)      Income Taxes

         The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. Accordingly, in general, the Company is not subject to Federal income tax to the extent it distributes its income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Internal Revenue Code of 1986 (the "IRC"), as amended. The Company is subject to Federal income tax on net gains on the sale of foreclosed real estate. The Company recorded $56,000 of income tax benefit during 1999 related to a refund of taxes paid in 1998. The refund resulted from an overpayment of estimated taxes related to foreclosure sale gains.

         Pursuant to IRC Section 857(a), the Company is required to distribute 95% of its taxable income. Taxable income may vary from book earnings as a result of temporary differences. For the years ended December 31, 1999, taxable income before dividend distributions was estimated to be $66.3 million and, for the years ended December 31, 1998 and 1997, taxable income before dividend distributions was $74.2 million and $66.8 million, respectively. Temporary differences consisted primarily of differences in the book basis and tax basis of residential mortgage loans and provisions for loan losses in excess of charge-offs.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

         SFAS No. 133 applies to all entities and amends SFAS No. 107, Disclosures About Fair Values of Financial Instruments, to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS No. 133 supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force.

         SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company owns no derivative instruments and was involved in no hedging activities at December 31, 1999; accordingly, SFAS No. 133 is expected to have no impact on the Company's financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(3)      Residential Mortgage Loans, Net

At December 31, 1999 and 1998, residential mortgage loans, net consisted of the following (in thousands):


                                                                         At December 31
                                                                  ------------------------------
                                                                      1999              1998
                                                                     ------            -----
1-4 unit residential mortgage loans                               $     968,725      $   951,454
Purchase discounts and premiums, net                                      6,444            2,929
Allowance for loan losses                                                (7,883)          (8,413)
                                                                  -------------   --------------

Total residential mortgage loans, net                             $     967,286     $    945,970
                                                                  =============     ============

At December 31, 1999 and 1998, residential mortgage loans on nonaccrual totalled $1.0 million and $1.6 million, respectively.

For loans on nonaccrual at December 31, 1999 and 1998, the Company recognized $27,000 and $52,000 of interest income during the years ended December 31, 1999 and 1998, respectively. The Company would have recognized $81,000 and $127,000 of interest income during the years ended December 31, 1999 and 1998, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

At December 31, 1999, the Company's total residential mortgage loan portfolio includes $819.7 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

Activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                   1999            1998              1997
                                                                  ------          ------            -----
Balance - beginning of year                                    $        8,413   $       7,310    $            --
Allowance attributable to loans purchased from the Bank                    --              --              5,000
Provision for loan losses                                                  --           2,310              2,310
Charge-offs                                                              (530)         (1,207)                --
                                                              ---------------   -------------   ----------------

Balance - end of year                                          $        7,883  $        8,413       $      7,310
                                                               ==============  ==============       ============

(4)      Preferred Stock

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(5)      Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 91/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the years ended December 31, 1999, 1998 and 1997 to the holders of the Series A Preferred Shares totalled $45.6 million, $45.6 million and $41.9 million, respectively.

Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the years ended December 31, 1999, 1998 and 1997 totalled $18.6 million, $30.5 million and $20.4 million, respectively.

(6)      Related Party Transactions

The Company entered into the Servicing Agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least 30 days written prior notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense totalled $3.7 million, $3.7 million and $3.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a foreclosed residential mortgage loan. The Company recorded such disposition fees totalling $24,000 and $27,000 during the years ended December 31, 1999 and 1998. No disposition fees were recorded during the year ended December 31, 1997.

In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $18.1 million and $41.4 million at December 31, 1999 and 1998, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in January 2000 and 1999, respectively, as provided in the Servicing Agreement. At December 31, 1999 and 1998, trust funds of approximately $1.5 million representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

As of December 31, 1999 and 1998 the Company owed the Bank approximately $96,000 and $712,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during January 2000 and 1999, respectively.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(7)      Commitments and Contingencies

ARMs whose interest rates adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 1999 and 1998, residential mortgage loans included approximately $208.6 million and $291.0 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 1999 and 1998, approximately $31.9 million and $58.8 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $1.0 million and $1.6 million, as of December 31, 1999 and 1998, respectively.

(8)      Fair Value of Financial Instruments

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 (in thousands):

                                                            1999                          1998
                                                  ------------------------      -------------------------
                                                  Carrying         Fair         Carrying          Fair
                                                    Value          Value          Value           Value
                                                  --------        --------       --------        --------
Residential mortgage loans, net                    $967,286       $956,369       $945,970        $962,494
Short-term investments                                5,485          5,485          2,505           2,505

The carrying amounts in the table are included in the accompanying balance sheet under the indicated captions.

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, considerable judgment is required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to change.

Residential mortgage loans, net: Fair values are estimated for residential mortgage loans in groups with similar financial and risk characteristics. Residential mortgage loans are segregated into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. Fair value for nonperforming residential mortgage loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate. Because the Company owns the servicing rights associated with its portfolio of residential mortgage loans, fair value of residential mortgage loans has not been reduced by the value of the Servicing Agreement.

Short-term investments: The carrying value of short-term investments reflects fair value.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(9)      Selected Quarterly Financial Data

The following table represents selected quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands) (unaudited):

                                                                 Quarter Ended
                                            --------------------------------------------------------------
                                          December 31,       September 30,       June 30,        March 31,
                                             1999                1999             1999            1999          Total 1999
                                             ----                ----             ----            ----          ----------
Interest income (1)                          $   16,514         $   15,937      $  16,048        $  16,904         $ 65,403
Provision for loan losses                            --                 --             --               --               --
                                             ----------         ----------      ---------        ---------         --------
     Net interest income after
          provision for loan losses              16,514             15,937         16,048           16,904           65,403
Total noninterest expense                          (142)                 9             25               86              (22)
                                             ----------         ----------      ---------        ---------         --------
Income before income taxes                       16,656             15,928         16,023           16,818           65,425
Income taxes                                        (96)                --             40               --              (56)
                                             ----------         ----------      ---------        ---------         --------
Net income                                    $  16,752         $   15,928      $  15,983        $  16,818         $ 65,481
                                              =========         ==========      =========        =========         ========



                                                                 Quarter Ended
                                            --------------------------------------------------------------
                                           December 31,      September 30,       June 30,         March 31,
                                              1998               1998             1998             1998          Total 1998
                                              ----               ----             ----             ----          ----------

Interest income (1)                           $  17,335         $   18,046       $  18,072        $  18,815        $ 72,268
Interest expense                                     89                --              --               --               89
                                             ----------         ----------      ---------        ---------         --------
     Net interest income                         17,246             18,046          18,072           18,815          72,179
Provision for loan losses                          (630)              (630)           (630)            (420)         (2,310)
                                             ----------         ----------      ---------        ---------         --------
     Net interest income after
          provision for loan losses              16,616             17,416          17,442           18,395          69,869
Total noninterest expense                           (80)               (65)             67               42             (36)
                                             ----------         ----------      ---------        ---------         --------
Income before income taxes                       16,696             17,481          17,375           18,353          69,905
Income taxes                                         21                 44             --               --               65
                                             ----------         ----------      ---------        ---------         --------
Net income                                    $  16,675         $   17,437       $  17,375        $  18,353        $ 69,840
                                              =========         ==========       =========        =========        ========

----------------------------
(1)      Gross interest income less servicing fee expense