Form 10-Q
period 2000-06-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2000-08-10
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2000    Commission file number: 1-12639


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes    No
                                         ---    ---

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on August 4, 2000: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     SECOND QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.       FINANCIAL INFORMATION                                     --------

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 2000 (unaudited) and December 31, 1999...............3

              Unaudited Statements of Income
              Six months ended June 30, 2000 and 1999.......................4

              Unaudited Statements of Income
              Three months ended June 30, 2000 and 1999.....................5

              Unaudited Statement of Stockholders' Equity
              Six months ended June 30, 2000................................6

              Unaudited Statements of Cash Flows
              Six months ended June 30, 2000 and 1999.......................7

              Notes to Unaudited Financial Statements.......................8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...16

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings............................................17

     Item 6.  Exhibits and Current Reports on Form 8-K.....................17

     Signature.............................................................18

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                                June 30,     December 31,
ASSETS                                                                            2000           1999
                                                                                  ----           ----
Residential mortgage loans, net                                               $   968,792      $ 967,286
Cash and cash equivalents                                                          16,872          5,485
Due from affiliates                                                                16,708         18,065
Accrued interest receivable                                                         5,225          4,649
Foreclosed real estate, net                                                           333          1,037
                                                                              -----------      ---------
     TOTAL ASSETS                                                             $ 1,007,930      $ 996,522
                                                                              ===========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                             $       121      $      96
Accounts payable and accrued liabilities                                              247            245
                                                                              -----------      ---------
     Total Liabilities                                                                368            341
                                                                              -----------      ---------
Commitments and contingencies                                                          --             --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference
     $500,000, 30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                       500,000        500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                               --             --
Additional paid-in capital                                                        500,000        500,000
Retained earnings (accumulated deficit)                                             7,562         (3,819)
                                                                              -----------      ---------
     Total Stockholders' Equity                                                 1,007,562        996,181
                                                                              -----------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,007,930      $ 996,522
                                                                              ===========      =========






See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)



                                                            2000         1999
                                                            ----         ----
INTEREST INCOME

Residential mortgage loans                                $35,577      $34,422
     Less: servicing fee expense                           (1,817)      (1,825)
                                                          -------      -------
                                                           33,760       32,597
Short-term investments                                        447          355
                                                          -------      -------
     Interest income, net of servicing fee expense         34,207       32,952

NONINTEREST EXPENSE

Director fees                                                  10           12
Professional fees                                              42           56
Foreclosed real estate operations, net                       (119)           3
Other                                                          81           80
                                                          -------      -------

     Total noninterest expense                                 14          151
                                                          -------      -------

NET INCOME                                                 34,193       32,801

Preferred stock dividends                                  22,812       22,812
                                                          -------      -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $11,381      $ 9,989
                                                          =======      =======








See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)


                                                           2000          1999
                                                           ----          ----
INTEREST INCOME

Residential mortgage loans                               $17,932        $16,762
     Less: servicing fee expense                            (913)          (915)
                                                         -------        -------
                                                          17,019         15,847
Short-term investments                                       275            201
                                                         -------        -------
     Interest income, net of servicing fee expense        17,294         16,048

NONINTEREST EXPENSE

Director fees                                                  4              2
Professional fees                                             13             15
Foreclosed real estate operations, net                       (52)            (1)
Other                                                          9             49
                                                         -------        -------

     Total noninterest expense                               (26)            65
                                                         -------        -------

NET INCOME                                                17,320         15,983

Preferred stock dividends                                 11,406         11,406
                                                         -------        -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER               $ 5,914        $ 4,577
                                                         =======        =======








See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                                                     Retained
                                                                       Additional    Earnings         Total
                                              Preferred      Common      Paid-in   (Accumulated   Stockholders'
                                                Stock        Stock       Capital     Deficit)        Equity
                                                -----        -----       -------     --------        ------
BALANCE AT DECEMBER 31, 1999                  $ 500,000     $    --     $ 500,000    $  (3,819)    $   996,181

Net income                                           --          --            --       34,193          34,193

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock, series A          --          --            --      (22,812)        (22,812)
                                              ---------     -------     ---------    ---------     -----------

BALANCE AT JUNE 30, 2000                      $ 500,000     $    --     $ 500,000    $   7,562     $ 1,007,562
                                              =========     =======     =========    =========     ===========












See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                 2000          1999
                                                                                 ----          ----
OPERATING ACTIVITIES:

Net income                                                                    $ 34,193      $  32,801
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                          482            563
     Provision for losses on foreclosed real estate                                 --             16
     Interest capitalized on negatively amortizing loans                           (51)          (159)
     Gain on sales of foreclosed real estate, net                                 (119)           (13)
     Decrease/(increase) in due from affiliates                                    308           (343)
     (Increase)/decrease in accrued interest receivable                           (243)           829
     Increase in accounts payable and accrued liabilities                            2            293
     Increase/(decrease) in due to affiliates                                       25           (273)
                                                                              --------      ---------
Net cash provided by operating activities                                       34,597         33,714
                                                                              --------      ---------
INVESTING ACTIVITIES:

Purchase of mortgage loans                                                     (78,597)      (196,443)
Mortgage loan principal repayments                                              77,582        197,413
Purchase of accrued interest receivable                                           (333)          (782)
Proceeds from sales of foreclosed real estate                                      950            165
                                                                              --------      ---------
Net cash (used in)/provided by investing activities                               (398)           353
                                                                              --------      ---------
FINANCING ACTIVITIES:

Preferred stock dividends paid                                                 (22,812)       (22,812)
                                                                              --------      ---------
Net cash used in financing activities                                          (22,812)       (22,812)
                                                                              --------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       11,387         11,255

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,485          2,505
                                                                              --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 16,872      $  13,760
                                                                              ========      =========
Supplemental disclosure of cash flow information:
     Non-cash investing activities:
          Mortgage loan principal reductions due to foreclosure               $    127      $     687
          Mortgage loan principal increase for timing difference between principal repayments received by servicer and related cash
               received by Company during the period                             1,049         11,817



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the six month period in the prior year have been reclassified to conform with the current period's presentation.

     The accompanying financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     As the Company's common stock is wholly owned by California Federal Bank (the "Bank"), earnings per share data is not presented.

(2)  Residential Mortgage Loans, Net

     At June 30, 2000 and December 31, 1999, residential mortgage loans, net, consisted of the following (in thousands):


                                                     June 30,     December 31,
                                                       2000          1999
                                                       ----          ----
       1-4 unit residential mortgage loans          $ 969,797      $ 968,725
       Purchase discounts and premiums, net             6,716          6,444
                                                    ---------      ---------
            Subtotal                                  976,513        975,169

       Allowance for loan losses                       (7,721)        (7,883)
                                                    ---------      ---------
       Total residential mortgage loans, net        $ 968,792      $ 967,286
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

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the six month periods ended June 30, 2000 and 1999 to the holders of the Series A Preferred Shares totalled approximately $22.8 million.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the six months ended June 30, 2000 and 1999.

(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $1,817,000 and $1,825,000 for the six months ended June 30, 2000 and 1999. Servicing fee expense paid totalled $913,000 and $915,000 for the three months ended June 30, 2000 and 1999, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $10,000 and $7,000 during the six months ended June 30, 2000 and 1999. The Company recorded such disposition fees totalling approximately $3,000 and $1,000 during the three months ended June 30, 2000 and 1999, respectively. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $16.7 million and $18.1 million at June 30, 2000 and December 31, 1999, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in July 2000 and January 2000, respectively, as provided in the Servicing Agreement. At June 30, 2000 and December 31, 1999, trust funds of approximately $1.9 million and $1.5 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of June 30, 2000 and December 31, 1999, the Company owed the Bank approximately $121,000 and $96,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during July 2000 and January 2000, respectively.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



     SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company owns no derivative instruments and was involved in no hedging activities at June 30, 2000; accordingly, SFAS No. 133 is expected to have no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "deem," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statement.

FINANCIAL HIGHLIGHTS

The following information is presented as of June 30, 2000 and for the six and three months ended June 30, 2000 and 1999 (dollars in thousands):

                                                             2000        1999
                                                             ----        ----

  Statements of Income - Six Months Ended June 30:

  Net interest income                                     $   34,207    $32,952
  Net income                                              $   34,193    $32,801
  Average yield on mortgage loans                              6.80%      6.56%

  Statements of Income - Three Months Ended June 30:

  Net interest income                                     $   17,294    $16,048
  Net income                                              $   17,320    $15,983
  Average yield on mortgage loans                              6.85%      6.38%

  Balance Sheet as of June 30, 2000:

  Residential mortgage loans, net                         $  968,792
  Total assets                                            $1,007,930
  Total stockholders' equity                              $1,007,562

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


RESULTS OF OPERATIONS

     Six months ended June 30, 2000 versus six months ended June 30, 1999

Net Income. The Company reported net income for the six months ended June 30, 2000 of $34.2 million compared with net income of $32.8 million for the corresponding period in 1999. This increase in 2000 compared with 1999 is attributable to an increase in net interest income.

During each of the six month periods ended June 30, 2000 and 1999, the Company declared and paid dividends of $22.8 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the six months ended June 30, 2000 and 1999 totalled $11.4 million and $10.0 million, respectively. There were no common stock dividends paid during the six months ended June 30, 2000 and 1999, respectively.

Interest Income. The Company reported net interest income for the six months ended June 30, 2000 of $34.2 million compared with net interest income of $33.0 million for the six month period ended June 30, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.80% on residential mortgage loans during the six month period ended June 30, 2000 as compared to the 6.56% yield for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market rates during the six months ended June 30, 2000 versus the same period in 1999 and the purchase of new loans at higher current market rates. The average outstanding balance of residential mortgage loans during the six month period ended June 30, 2000 was $1.6 million lower than during the same period in 1999. Net interest income during the six months ended June 30, 2000 is comprised of $33.8 million ($35.6 million gross interest less $1.8 million servicing fee expense) from residential mortgage loans and $447,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.80% and on earning assets of 6.78%, based on average outstanding asset balances of $992.9 million and $1,009.5 million, respectively. Net interest income during the six months ended June 30, 1999 is comprised of $32.6 million ($34.4 million gross interest less $1.8 million servicing fee expense) from residential mortgage loans and $355,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.56% and on earning assets of 6.53%, based on average outstanding asset balances of $994.5 million and $1,009.9 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for loan losses. The Company recorded no provision for loan losses in either of the six month periods ended June 30, 2000 and 1999. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

     Three months ended June 30, 2000 versus three months ended June 30, 1999

Net Income. The Company reported net income for the three months ended June 30, 2000 of $17.3 million compared with net income of $16.0 million for the corresponding period in 1999. This increase in 2000 compared with 1999 is attributable to an increase in net interest income.

During each of the three month periods ended June 30, 2000 and 1999, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended June 30, 2000 and 1999 totalled $5.9 million and $4.6 million, respectively. There were no common stock dividends paid during the three months ended June 30, 2000 and 1999, respectively.

Interest Income. The Company reported net interest income for the three months ended June 30, 2000 of $17.3 million compared with net interest income of $16.0 million for the three month period ended June 30, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.85% on residential mortgage loans during the three month period ended June 30, 2000 as compared to the 6.38% yield for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market rates during the three months ended June 30, 2000 versus the same period in 1999 and the purchase of new loans at higher current market rates. The average outstanding balance of residential mortgage loans during the three month period ended June 30, 2000 was $1.1 million lower than during the same period in 1999. Net interest income during the three months ended June 30, 2000 is comprised of $17.0 million ($17.9 million gross interest less $913,000 servicing fee expense) from residential mortgage loans and $275,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.85% and on earning assets of 6.83%, based on average outstanding asset balances of $993.0 million and $1,013.0 million, respectively. Net interest income during the three months ended June 30, 1999 is comprised of $15.8 million ($16.8 million gross interest less $915,000 servicing fee expense) from residential mortgage loans and $201,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.38% and on earning assets of 6.34%, based on average outstanding asset balances of $994.1 million and $1,012.5 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for loan losses. The Company recorded no provision for loan losses in either of the three month periods ended June 30, 2000 and 1999. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at June 30, 2000 or December 31, 1999.

The following table reflects residential mortgage loans with past due principal and interest payments as of June 30, 2000 and December 31, 1999:

                                           June 30, 2000                        December 31, 1999
                                           -------------                        -----------------
                                Principal Balance       Percent         Principal Balance       Percent
                                  (in thousands)     of Total Loans       (in thousands)     of Total Loans
                                  --------------     --------------       --------------     --------------

    30 to 59 days past due            $3,161             0.33%                $  950             0.10%

    60 to 89 days past due            $  169             0.02%                $1,199             0.12%

    90 days or more past due          $  781             0.08%                $1,042             0.11%


ALLOWANCE FOR LOAN LOSSES

As of June 30, 2000, the Company has allocated $101,000 of its allowance for loan losses against specific problem loans, with the remaining $7.6 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of June 30, 2000 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the six months ended June 30, 2000 and 1999 (in thousands):

                                                  2000         1999
                                                  ----         ----

     Balance - January 1                         $ 7,883     $ 8,413
     Provision for loan losses                        --          --
     Charge-offs                                    (162)       (137)
                                                --------    --------
     Balance - June 30                           $ 7,721     $ 8,276
                                                 =======     =======

The Company's allowance coverage ratio (allowance for loan losses to loans) at June 30, 2000 and December 31, 1999 was 0.79% and 0.81%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $190.1 million and $208.6 million of the residential mortgage loans held by the Company at June 30, 2000 and December 31, 1999, respectively, had the potential to negatively amortize, while approximately $24.8 million and $31.9 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at June 30, 2000 and December 31, 1999, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $885,000 and $1.0 million as of June 30, 2000 and December 31, 1999, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.

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



The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of June 30, 2000:

                                                      Book Value
                                                    (in thousands)   Percent
                                                    --------------   -------

California                                            $ 816,276       83.6%
Florida                                                  30,681        3.1
New York                                                 19,105        2.0
Other states (37 states and Washington, D.C.;
 no state has more than 2%)                             110,451       11.3
                                                      ---------      -----
                                                      $ 976,513      100.0%
                                                      =========      =====

The 83.6% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the six months ended June 30, 2000 were $34.6 million provided by operating activities and $77.6 million provided by mortgage loan principal repayments. The primary uses of funds were $78.6 million in purchases of mortgage loans and $22.8 million in preferred stock dividends paid.

OTHER MATTERS

As of June 30, 2000, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K:

              No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          California Federal Preferred Capital Corporation


                          /s/ Richard H. Terzian
                          -------------------------------------------------
                    By:   Richard H. Terzian
                          Executive Vice President, Chief Financial Officer and Director

                          (Signing on behalf of the Registrant and as the Principal Financial Officer)


August 8, 2000