Form 10-Q
period 2000-09-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2000-11-09
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2000

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

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on November 3, 2000: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              September 30, 2000 (unaudited) and December 31, 1999......    3

              Unaudited Statements of Income
              Nine months ended September 30, 2000 and 1999.............    4

              Unaudited Statements of Income
              Three months ended September 30, 2000 and 1999............    5

              Unaudited Statement of Stockholders' Equity
              Nine months ended September 30, 2000......................    6

              Unaudited Statements of Cash Flows
              Nine months ended September 30, 2000 and 1999.............    7

              Notes to Unaudited Financial Statements...................    8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............   11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................   17

     Item 6.  Exhibits and Current Reports on Form 8-K..................   17

     Signature..........................................................   18

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                     September 30,        December 31,
ASSETS                                                                                    2000                1999
                                                                                          ----                ----

Residential mortgage loans, net                                                      $     975,804       $      967,286
Cash and cash equivalents                                                                   19,273                5,485
Due from affiliates                                                                          9,974               18,065
Accrued interest receivable                                                                  5,518                4,649
Foreclosed real estate, net                                                                     81                1,037
                                                                                     -------------       --------------

     TOTAL ASSETS                                                                    $   1,010,650       $      996,522
                                                                                     =============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


Due to affiliates                                                                    $          61       $           96
Accounts payable and accrued liabilities                                                       293                  245
                                                                                     -------------       --------------

     Total Liabilities                                                                         354                  341
                                                                                     -------------       --------------


Commitments and contingencies                                                                   --                   --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                                500,000              500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                        --                   --
Additional paid-in capital                                                                 500,000              500,000
Retained earnings (accumulated deficit)                                                     10,296               (3,819)
                                                                                     -------------       --------------

     Total Stockholders' Equity                                                          1,010,296              996,181
                                                                                     -------------       --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,010,650       $      996,522
                                                                                     =============       ==============





           See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)



                                                                                            2000            1999
                                                                                            ----            ----
INTEREST INCOME

Residential mortgage loans                                                               $ 53,802        $  51,005
     Less: servicing fee expense                                                           (2,732)          (2,740)
                                                                                         --------        ---------
                                                                                           51,070           48,265

Short-term investments                                                                        811              624
                                                                                         --------        ---------
     Interest income, net of servicing fee expense                                         51,881           48,889


NONINTEREST EXPENSE


Director fees                                                                                  44               46
Professional fees                                                                              56               72
Foreclosed real estate operations, net                                                       (139)             (51)
Other                                                                                          86               93
                                                                                         --------        ---------

     Total noninterest expense                                                                 47              160
                                                                                         --------        ---------


NET INCOME                                                                                 51,834           48,729


Preferred stock dividends                                                                  34,219           34,219
                                                                                         --------        ---------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                               $ 17,615        $  14,510
                                                                                         ========        =========








           See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)



                                                                 2000             1999
                                                                 ----             ----
INTEREST INCOME

Residential mortgage loans                                    $  18,225         $ 16,583
     Less: servicing fee expense                                   (915)            (915)
                                                              ---------         --------
                                                                 17,310           15,668

Short-term investments                                              364              269
                                                              ---------         --------
     Interest income, net of servicing fee expense               17,674           15,937


NONINTEREST EXPENSE


Director fees                                                        34               34
Professional fees                                                    14               16
Foreclosed real estate operations, net                              (20)             (54)
Other                                                                 5               13
                                                              ---------         --------

     Total noninterest expense                                       33                9
                                                              ---------         --------


NET INCOME                                                       17,641           15,928


Preferred stock dividends                                        11,406           11,406
                                                              ---------         --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                    $   6,235         $  4,522
                                                              =========         ========







           See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                    Retained
                                                                                 Additional         Earnings            Total
                                                  Preferred         Common         Paid-in        (Accumulated      Stockholders'
                                                    Stock           Stock          Capital           Deficit)          Equity
                                                    -----           -----          -------           --------          ------

BALANCE AT DECEMBER 31, 1999                    $  500,000       $      --       $  500,000        $  (3,819)       $   996,181

Net income                                              --              --               --           51,834             51,834

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock, series A             --              --               --          (34,219)           (34,219)

Dividends paid on common stock                                                           --           (3,500)            (3,500)
                                                ----------       ---------       ----------        ---------        -----------


BALANCE AT SEPTEMBER 30, 2000                   $  500,000       $      --       $  500,000        $  10,296        $ 1,010,296
                                                ==========       =========       ==========        =========        ===========






           See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (in thousands)

                                                                                            2000             1999
                                                                                            ----             ----
OPERATING ACTIVITIES:

Net income                                                                                $ 51,834        $  48,729
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                                      704              859
     Provision for losses on foreclosed real estate                                             --               15
     Interest capitalized on negatively amortizing loans                                       (80)            (196)
     Gain on sales of foreclosed real estate, net                                             (139)             (66)
     Decrease in due from affiliates                                                           470               93
     (Increase)/decrease in accrued interest receivable                                       (342)           1,061
     Increase in accounts payable and accrued liabilities                                       48              317
     Decrease in due to affiliates                                                             (35)            (503)
                                                                                          --------        ---------


Net cash provided by operating activities                                                   52,460           50,309
                                                                                          --------        ---------


INVESTING ACTIVITIES:


Purchase of mortgage loans                                                                (122,233)        (263,587)
Mortgage loan principal repayments                                                         120,665          263,954
Purchase of accrued interest receivable                                                       (527)          (1,042)
Proceeds from sales of foreclosed real estate                                                1,142              674
                                                                                          --------        ---------


Net cash used in investing activities                                                         (953)              (1)
                                                                                          --------        ---------

FINANCING ACTIVITIES:

Common stock dividends paid                                                                 (3,500)              --
Preferred stock dividends paid                                                             (34,219)         (34,219)
                                                                                          --------        ---------
Net cash used in financing activities                                                      (37,719)         (34,219)
                                                                                          --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   13,788           16,089


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,485            2,505
                                                                                          --------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 19,273        $  18,594
                                                                                          ========        =========


Supplemental disclosure of cash flow information:
    Non-cash investing activities:
          Mortgage loan principal reductions due to foreclosure                           $     47        $   1,255
          Mortgage loan principal increase for timing difference between principal repayments received by servicer and related cash
               received by Company during the period                                         7,621           23,555



           See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

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

(2)  Residential Mortgage Loans, Net

     At September 30, 2000 and December 31, 1999, residential mortgage loans, net, consisted of the following (in thousands):

                                              September 30,        December 31,
                                                  2000                1999
                                                  ----                ----

1-4 unit residential mortgage loans            $   976,716         $   968,725
Purchase discounts and premiums, net                 6,891               6,444
                                               -----------         -----------
     Subtotal                                      983,607             975,169

Allowance for loan losses                           (7,803)             (7,883)
                                               -----------         -----------

Total residential mortgage loans, net          $   975,804         $   967,286
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

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the nine month periods ended September 30, 2000 and 1999 to the holders of the Series A Preferred Shares totalled approximately $34.2 million.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common dividends paid during the nine months ended September 30, 2000 totalled $3.5 million. There were no common stock dividends paid during the nine months ended September 30, 1999.

(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $2.7 million for each of the nine month periods ended September 30, 2000 and 1999. Servicing fee expense paid totalled $915,000 for each of the three month periods ended September 30, 2000 and 1999. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $11,000 and $13,000 during the nine months ended September 30, 2000 and 1999. The Company recorded such disposition fees totalling approximately $1,000 and $5,000 during the three months ended September 30, 2000 and 1999, respectively. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $10.0 million and $18.1 million at September 30, 2000 and December 31, 1999, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in October 2000 and January 2000, respectively, as provided in the Servicing Agreement. At September 30, 2000 and December 31, 1999, trust funds of approximately $2.6 million and $1.5 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of September 30, 2000 and December 31, 1999, the Company owed the Bank approximately $61,000 and $96,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during October 2000 and January 2000, respectively.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

SFAS No. 133 as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement, as amended, should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The Company owns no derivative instruments and was involved in no hedging activities at September 30, 2000; accordingly, SFAS No. 133 is expected to have no impact on the Company's financial statements.

On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125, which was issued in June of 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. In general, SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 is not expected to materially impact the Company's financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "deem," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11(File No. 333-11609), with respect to the Series A Preferred Shares declared effective by the Securities and Exchange Commission on January 24, 1997. The Company assumes no obligation to update any such forward-looking statements.

FINANCIAL HIGHLIGHTS

The following information is presented as of September 30, 2000 and for the nine and three months ended September 30, 2000 and 1999 (dollars in thousands):

                                                            2000          1999
                                                            ----          ----
Statements of Income - Nine Months Ended September 30:

Net interest income                                      $   51,881    $  48,889
Net income                                               $   51,834    $  48,729
Average yield on mortgage loans                               6.86%        6.47%

Statements of Income - Three Months Ended September 30:

Net interest income                                      $   17,674    $  15,937
Net income                                               $   17,641    $  15,928
Average yield on mortgage loans                               6.98%        6.31%

Balance Sheet as of September 30, 2000:

Residential mortgage loans, net                          $  975,804
Total assets                                             $1,010,650
Total stockholders' equity                               $1,010,296


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


RESULTS OF OPERATIONS

       Nine months ended September 30, 2000 versus nine months ended September 30, 1999

 Net Income. The Company reported net income for the nine months ended September 30, 2000 of $51.8 million compared with net income of $48.7 million for the corresponding period in 1999. This increase in 2000 compared with 1999 is attributable to an increase in net interest income.

During each of the nine month periods ended September 30, 2000 and 1999, the Company declared and paid dividends of $34.2 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the nine months ended September 30, 2000 and 1999 totalled $17.6 million and $14.5 million, respectively. The Company declared and paid common stock dividends of $3.5 million during the nine month period ended September 30, 2000. There were no common stock dividends paid during the nine months ended September 30, 1999.

Interest Income. The Company reported net interest income for the nine months ended September 30, 2000 of $51.9 million compared with net interest income of $48.9 million for the nine month period ended September 30, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.86% on residential mortgage loans during the nine month period ended September 30, 2000 as compared to the 6.47% yield for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market rates during the nine months ended September 30, 2000 versus the same period in 1999 and the purchase of new loans at higher current market rates. The average outstanding balance of residential mortgage loans during the nine month period ended September 30, 2000 was $1.5 million lower than during the same period in 1999. Net interest income during the nine months ended September 30, 2000 is comprised of $51.1 million ($53.8 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $811,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.86% and on earning assets of 6.84%, based on average outstanding asset balances of $992.7 million and $1,011.5 million, respectively. Net interest income during the nine months ended September 30, 1999 is comprised of $48.3 million ($51.0 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $624,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.47% and on earning assets of 6.44%, based on average outstanding asset balances of $994.2 million and $1,012.5 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the nine month periods ended September 30, 2000 and 1999. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

       Three months ended September 30, 2000 versus three months ended September 30, 1999

Net Income. The Company reported net income for the three months ended September 30, 2000 of $17.6 million compared with net income of $15.9 million for the corresponding period in 1999. This increase in 2000 compared with 1999 is attributable to an increase in net interest income.

During each of the three month periods ended September 30, 2000 and 1999, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended September 30, 2000 and 1999 totalled $6.2 million and $4.5 million, respectively. The Company declared and paid common stock dividends of $3.5 million during the three month period ended September 30, 2000. There were no common stock dividends paid during the three months ended September 30, 1999.

Interest Income. The Company reported net interest income for the three months ended September 30, 2000 of $17.7 million compared with net interest income of $15.9 million for the three month period ended September 30, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.98% on residential mortgage loans during the three month period ended September 30, 2000 as compared to the 6.31% yield for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market rates during the three months ended September 30, 2000 versus the same period in 1999 and the purchase of new loans at higher current market rates. The average outstanding balance of residential mortgage loans during the three month period ended September 30, 2000 was $1.2 million lower than during the same period in 1999. Net interest income during the three months ended September 30, 2000 is comprised of $17.3 million ($18.2 million gross interest less $915,000 servicing fee expense) from residential mortgage loans and $364,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.98% and on earning assets of 6.96%, based on average outstanding asset balances of $992.5 million and $1,015.4 million, respectively. Net interest income during the three months ended September 30, 1999 is comprised of $15.7 million ($16.6 million gross interest less $915,000 servicing fee expense) from residential mortgage loans and $269,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.31% and on earning assets of 6.26%, based on average outstanding asset balances of $993.7 million and $1,017.4 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the three month periods ended September 30, 2000 and 1999. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at September 30, 2000 or December 31, 1999.

The following table reflects residential mortgage loans with past due principal and interest payments as of September 30, 2000 and December 31, 1999:

                                        September 30, 2000                         December 31, 1999
                                        ------------------                         -----------------

                              Principal Balance          Percent         Principal Balance           Percent
                               (in thousands)        of Total Loans       (in thousands)         of Total Loans
                               --------------        --------------       --------------         --------------
30 to 59 days past due             $2,817                 0.29%               $  950                  0.10%

60 to 89 days past due             $  654                 0.07%               $1,199                  0.12%

90 days or more past due           $1,497                 0.15%               $1,042                  0.11%


ALLOWANCE FOR LOAN LOSSES

As of September 30, 2000, the Company has allocated $186,000 of its allowance for loan losses against specific problem loans, with the remaining $7.6 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of September 30, 2000 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the nine months ended September 30, 2000 and 1999 (in thousands):

                                              2000             1999
                                              ----             ----

     Balance - January 1                   $  7,883          $  8,413
     Provision for loan losses                   --                --
     Charge-offs                                (80)             (304)
                                           --------          --------
     Balance - September 30                $  7,803          $  8,109
                                           ========          ========

The Company's allowance coverage ratio (allowance for loan losses to loans) at September 30, 2000 and December 31, 1999 was 0.79% and 0.81%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $182.9 million and $208.6 million of the residential mortgage loans held by the Company at September 30, 2000 and December 31, 1999, respectively, had the potential to negatively amortize, while approximately $22.5 million and $31.9 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at September 30, 2000 and December 31, 1999, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $843,000 and $1.0 million as of September 30, 2000 and December 31, 1999, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of September 30, 2000:

                                                                          Book Value
                                                                        (in thousands)   Percent
                                                                        --------------   -------
California                                                                $ 820,134       83.4%
Florida                                                                      29,262        3.0
New York                                                                     18,344        1.9
Nevada                                                                       15,820        1.6
Hawaii                                                                       14,056        1.4
Texas                                                                        11,780        1.2
Other states (35 states and Washington, D.C.; no state has more than 1%)     74,211        7.5
                                                                          ---------      -----
                                                                          $ 983,607      100.0%
                                                                          =========      =====

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the nine months ended September 30, 2000 were $52.5 million provided by operating activities and $120.7 million provided by mortgage loan principal repayments. The primary uses of funds were $122.2 million in purchases of mortgage loans, $34.2 million in preferred stock dividends paid and $3.5 million in common stock dividends paid.

OTHER MATTERS

As of September 30, 2000, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 97% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets; and

b. that 99% of its revenue qualifies for the 75% source of income test and 99% of its revenue qualifies for the 95% source of income test under the REIT rules.

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

              27.1  Financial Data Schedule

        (b)   Reports on Form 8-K:

              No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


November 7, 2000