Form 10-K
period 2000-12-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2001-03-21
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 2000
                                             -----------------

                         Commission file number: 1-12639



                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


         Maryland                                               94-3254883
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              Identification no.)
--------------------------------------------------------------------------------


200 Crescent Court, Suite 1350, Dallas, Texas                     75201
  (Address of principal executive offices)                      (Zip code)
--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (214) 871-5131

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                    -------------------
    9-1/8% Noncumulative Exchangeable            New York Stock Exchange
      Preferred Stock, Series A

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 16, 2001: N/A

     Number of shares outstanding of registrant's common stock $0.01 par value on March 16, 2001: 1,000 shares

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



                                     PART I
                                                                                                      Page
                                                                                                      ----
ITEM 1.   Business......................................................................................3
               General..................................................................................3
               Description of Common Stock..............................................................3
               Description of Series A Preferred Shares.................................................4
               Dividend Policy.........................................................................10
               The Bank................................................................................10
               Residential Mortgage Loans..............................................................11
               Credit Risk Management Policies.........................................................12
               Delinquencies and Nonperforming Loans...................................................12
               Geographic Distribution.................................................................13
               Servicing of Residential Mortgage Loans.................................................13
               Capital and Leverage Policies...........................................................13
               Employees...............................................................................14
               Competition.............................................................................14
               Environmental Matters...................................................................14
               Tax Status of the Company...............................................................14
ITEM 2.   Properties...................................................................................15
ITEM 3.   Legal Proceedings............................................................................15
ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................15

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters....................16
ITEM 6.   Selected Financial Data......................................................................17
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........18
               Overview................................................................................18
               Results of Operations...................................................................18
               Residential Mortgage Loans..............................................................20
               Allowance for Loan Losses...............................................................20
               Interest Rate Risk......................................................................20
               Significant Concentration of Credit Risk................................................21
               Liquidity Risk Management...............................................................21
               Impact of Inflation and Changing Prices.................................................22
               Other Matters...........................................................................22
               Year 2000...............................................................................23
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................24
ITEM 8.   Financial Statements and Supplementary Data..................................................25
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........25

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant...........................................26
ITEM 11.  Executive Compensation.......................................................................27
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...............................27
ITEM 13.  Certain Relationships and Related Transactions...............................................29

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................30

Signatures ............................................................................................31

Audited Financial Statements..........................................................................F-1

Forward-Looking Statements. This Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that pertain to our future operating results. Words such as "anticipate," "believe," "expect," "intend," and other similar expressions are intended to identify these statements. Forward-looking statements are not historical facts and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our actual results could differ materially from those in the forward-looking statements due to such factors as (i) the Company's dependence upon the operations of its affiliated servicer and upon the financial condition and operations of its parent, California Federal Bank; (ii) regulatory restrictions on the Company's operations; (iii) interest rate changes; (iv) declines in real estate values and increases in uncollected or uncollectable mortgage loans; (v) the concentration of the Company's portfolio in loans secured by residential properties located in California; (vi) the inclusion of high balance mortgage loans in the Company's portfolio; (vii) changes made by the Company's Board of Directors in the Company's investment and operating policies and strategies, including whether or not to incur indebtedness; and (viii) failure to qualify as a real estate investment trust for federal income tax purposes. In January 1997, we filed an S-11 Registration Statement with the SEC that discusses these factors in greater detail. We assume no obligation to update any of our forward-looking statements.

                                     PART I

ITEM 1    BUSINESS

GENERAL

California Federal Preferred Capital Corporation (the "Company"), is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank (the "Bank"). The Bank is wholly-owned indirectly by Golden State Bancorp Inc. ("Golden State"). The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, in general, the Company is not subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC.

On January 31, 1997, the Company commenced its operations with the consummation of an initial public offering of 20,000,000 shares of the Company's 9c% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange ("NYSE") under the trading symbol "CFP." Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement (the "Servicing Agreement"), the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), services the Company's residential mortgage loans.

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

The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are perpetual and will not be convertible into shares of common stock or any other class or series of stock of the Company and will not be subject to any sinking fund or other obligation of the Company for its repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined herein) upon the occurrence of the Exchange Event (as defined herein).

The transfer agent, registrar and dividend disbursement agent for the Series A Preferred Shares is American Stock Transfer & Trust Co. The registrar for shares of Series A Preferred Shares will send notices to stockholders of any meetings at which holders of the Series A Preferred Shares have the right to elect directors of the Company or to vote on any other matter.

     Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board out of assets of the Company legally available therefor, noncumulative cash dividends at the rate of 9 1/8% per annum of the initial liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are payable, if authorized and declared, quarterly in arrears on the last day of March, June, September and December. Dividends in each quarterly period accrue from the first day of such period. Each authorized and declared dividend is payable to holders of record as they appear on the stock register of the Company on such record dates, not more than 45 calendar days nor less than 10 calendar days preceding the payment dates thereof, as shall be fixed by the Board.

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

          If Redeemed During the                        Redemption Price
          12-month Period                               Per Share of the
          Beginning January 31,                     Series A Preferred Shares
          ---------------------                     -------------------------
          2002...........................                   $26.14
          2003...........................                    25.91
          2004...........................                    25.68
          2005...........................                    25.46
          2006...........................                    25.23
          2007 and thereafter............                    25.00

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

     Restrictions on Ownership and Transfer

In order for the Company to qualify, and to continue to qualify, as a REIT under the IRC, not more than 50% of the value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the IRC to include certain entities) during the last half of a taxable year (other than the first year) (the "Five or Fewer Test"). The Five or Fewer Test is applied using certain constructive ownership rules. Certain significant shareholders of Golden State (i.e., Ronald O. Perelman and Gerald J. Ford) ("Significant Shareholders"), through their constructive ownership of a beneficial interest in the Bank, constitute two individuals for the purposes of this test and, under the Internal Revenue Service ("IRS") rules for determining percentages of ownership, are deemed to own constructively approximately 23% of the value of the outstanding shares of stock in the Company during the last half of the taxable year. Presently, there are no restrictions which prevent either
(i) any Significant Shareholder from increasing or decreasing its percentage ownership of the Company, (ii) any Significant Shareholder from increasing or decreasing its percentage ownership of the Bank (and thus its percentage ownership in the Company) or (iii) any other person from becoming a significant constructive shareholder of the Company by acquiring an equity interest in the Bank. Moreover, any increase or decrease in the value of the common stock as compared to the value of the preferred stock will increase or decrease the percentage of ownership held by the Significant Shareholders.

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

DIVIDEND POLICY

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its REIT taxable income to its stockholders for the years ended December 31, 2000 and prior. For years ended after December 31, 2000, the Company must distribute 90% of its REIT taxable income to its stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of dividends declared and paid to the common stockholder and to the holders of the Series A Preferred Shares during the years ended December 31, 2000, 1999 and 1998.

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

THE BANK

The Bank, which is headquartered in San Francisco, California, provides diversified financial services to consumers and small businesses in California and Nevada. The Bank's principal business consists of operating retail branches that provide deposit products such as demand, transaction and savings accounts, and selling investment products such as mutual funds, annuities and insurance. In addition, it engages in mortgage banking activities, including originating and purchasing 1-4 unit residential loans for sale to various investors in the secondary market or for retention in its own portfolio, and servicing loans for itself and others. To a lesser extent, the Bank originates and/or purchases commercial real estate, commercial and consumer loans for investment.

The Bank is chartered as a federal stock savings bank under the Home Owners' Loan Act of 1933 ("HOLA") and regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposit accounts of the Bank, up to applicable limits through the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the Federal Home Loan Bank System ("FHLB System").

As of December 31, 2000, the Bank had assets totalling $60.4 billion, deposits totalling $23.5 billion and operated retail branch offices at 354 locations in California and Nevada.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a core capital (or leverage) ratio of less than 4.0%. At December 31, 2000, the Bank's total risk-based capital ratio was 13.08%, its tier 1 risk-based capital ratio was 11.58% and its core capital (or leverage) ratio was 6.30%.

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

RESIDENTIAL MORTGAGE LOANS

The Company's portfolio of mortgage loans consisted of 1-4 unit residential mortgage loans totalling $970.4 million and $967.3 million at December 31, 2000 and 1999, respectively, which were primarily adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 2000 and 1999:


                                             2000                                      1999
                             --------------------------------------   --------------------------------------------
                              Principal Balance        Percent        Principal Balance             Percent
                              (in thousands)       of Total Loans       (in thousands)           of Total Loans
------------------------------------------------------------------------------------------------------------------
       30 to 59 days past due      $1,775               0.18%                $  950                   0.10%
       60 to 89 days past due       1,162               0.12                  1,199                   0.12
       90 days or more past due     1,628               0.17                  1,042                   0.11
                                   ------               ----                 ------                   ----
                                   $4,565               0.47%                $3,191                   0.33%
                                   ======               ====                 ======                   ====

------------------------------------------------------------------------------------------------------------------


It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 2000 and 1999.

For loans on nonaccrual at December 31, 2000 and 1999, the Company recognized $59,000 and $27,000 of interest income during the years ended December 31, 2000 and 1999, respectively. The Company would have recognized $120,000 and $81,000 of interest income during the years ended December 31, 2000 and 1999, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

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

GEOGRAPHIC DISTRIBUTION

At December 31, 2000, the Company's total residential mortgage loan portfolio included $816.6 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

At December 31, 2000 and 1999, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

During 2000, 1999 and 1998, dividends on the Company's common stock totalled $20.5 million, $18.6 million and $30.5 million, respectively. For a discussion of the Company's dividend distribution policy and any restrictions on the payment of dividends with respect to its common stock, see "Business -- Dividend Policy."

ITEM 6.   SELECTED FINANCIAL DATA

The data presented below represents selected financial data relative to the Company for, and as of the end of, the years ended December 31, 2000, 1999 and 1998 (dollars in thousands).


STATEMENTS OF INCOME:                                                2000               1999               1998
                                                                     ----               ----               ----
Interest income, net of servicing fee expense                     $    69,856        $    65,403        $    72,268
Net interest income                                               $    69,856        $    65,403        $    72,179
Net interest income after provision for loan losses               $    69,856        $    65,403        $    69,869
Net income                                                        $    69,795        $    65,481        $    69,840
Average yield on residential mortgage loans                              6.93%              6.49%              7.19%

BALANCE SHEETS:

Residential mortgage loans, net                                   $   970,398        $   967,286        $   945,970
Total assets                                                      $ 1,000,217        $   996,522        $   995,746
Total stockholders' equity                                        $   999,851        $   996,181        $   994,910
Number of preferred shares outstanding                             20,000,000         20,000,000         20,000,000
Number of common shares outstanding                                     1,000              1,000              1,000

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

RESULTS OF OPERATIONS

     Years ended December 31, 2000 versus December 31, 1999

Net Income. The Company reported net income for the year ended December 31, 2000 of $69.8 million compared with net income of $65.5 million for the year ended December 31, 1999. This increase in 2000 compared with 1999 is attributable to an increase in net interest income.

During each of the years ended December 31, 2000 and 1999, the Company declared and paid dividends of $45.6 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the years ended December 31, 2000 and 1999 totalled $24.2 million and $19.9 million, respectively. During the years ended December 31, 2000 and 1999, the Company declared and paid dividends of $20.5 million and $18.6 million, respectively, to the Bank as common stockholder.

Net Interest Income. The Company reported interest income, net of servicing fee expense, of $69.9 million for the year ended December 31, 2000, an increase of $4.5 million from the $65.4 million reported for the year ended December 31, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.93% on residential mortgage loans during the year ended December 31, 2000 as compared to 6.49% for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market interest rates in 2000 versus 1999 and the purchase of new loans at higher current market interest rates. The average outstanding balance of residential mortgage loans during the year ended December 31, 2000 was $905,000 lower than during the same period in 1999. Interest income, net of servicing fee expense during the year ended December 31, 2000 is comprised of $68.7 million ($72.4 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $1.1 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.93% and on earning assets of 6.90%, based on average outstanding asset balances of $992.5 million and $1,011.7 million, respectively. Interest income, net of servicing fee expense during the year ended December 31, 1999 is comprised of $64.4 million ($68.1 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $964,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.49% and on earning assets of 6.45%, based on average outstanding asset balances of $993.4 million and $1,013.9 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the years ended December 31, 2000 and 1999. The determination to record no such provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

    Years ended December 31, 1999 versus December 31, 1998

Net Income. The Company reported net income for the year ended December 31, 1999 of $65.5 million compared with net income of $69.8 million for the year ended December 31, 1998. This decrease in 1999 compared with 1998 is attributable to a decrease in net interest income, partially offset by a decrease in the provision for loan losses. During the year ended December 31, 1998, the Company reported interest expense of $89,000 related to borrowings from the Bank.

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

Net Interest Income. The Company reported interest income, net of servicing fee expense, of $65.4 million for the year ended December 31, 1999, a decrease of $6.9 million from the $72.3 million reported for the year ended December 31, 1998. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 6.49% on residential mortgage loans during the year ended December 31, 1999 as compared to 7.19% for the same period in 1998 is primarily due to the repricing of variable rate loans resulting from comparatively lower market interest rates in 1999 versus 1998 and the purchase of new loans at lower current market interest rates. The average outstanding balance of residential mortgage loans during the year ended December 31, 1999 was $1.5 million higher than during the same period in 1998. Interest income, net of servicing fee expense during the year ended December 31, 1999 is comprised of $64.4 million ($68.1 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $964,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.49% and on earning assets of 6.45%, based on average outstanding asset balances of $993.4 million and $1,013.9 million, respectively. Interest income, net of servicing fee expense during the year ended December 31, 1998 is comprised of $71.3 million ($75.0 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $963,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.19% and on earning assets of 7.14%, based on average outstanding asset balances of $991.9 million and $1,012.1 million, respectively. Net interest income after interest expense ($89,000) and provision for loan losses ($2.3 million) was $69.9 million for the year ended December 31, 1998.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company established a provision for loan losses of $2.3 million for the year ended December 31, 1998. The Company recorded no provision for loan losses for the year ended December 31, 1999. The decrease in the provision for loan losses from 1998 to 1999 is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company used the proceeds from its offering of Series A Preferred Shares, coupled with a capital contribution from the Bank, to purchase the Company's initial portfolio of residential mortgage loans at their estimated fair value. The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 2000 and 1999. See "Business - Delinquencies and Nonperforming Loans."

ALLOWANCE FOR LOAN LOSSES

As of December 31, 2000, the Company has allocated $209,000 of allowance for loan losses against specific problem loans, with the remaining $7.4 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of December 31, 2000 to be adequate. Although the Company considers that it has sufficient allowances to absorb losses that currently may exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                         2000         1999         1998
                                         ----         ----         ----
     Balance - beginning of year       $  7,883     $  8,413     $  7,310
     Provision for loan losses               --           --        2,310
     Charge-offs                           (242)        (530)      (1,207)
                                       --------     --------     --------
     Balance - end of year             $  7,641     $  7,883     $  8,413
                                       ========     ========     ========

The Company's allowance coverage ratio (allowance for loan losses to loans) at December 31, 2000, 1999 and 1998 was 0.78%, 0.81% and 0.88%, respectively, while the Company's ratio of allowance for loan losses to non-performing loans at December 31, 2000, 1999 and 1998 was 469%, 757% and 538%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 2000 and 1999, residential mortgage loans included approximately $172.2 million and $208.6 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 2000 and 1999, approximately $18.9 million and $31.9 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $712,000 and $1.0 million, as of December 31, 2000 and 1999, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of December 31, 2000:

                                                                                   Book Value
                                                                                 (in thousands)      Percent
                                                                                 --------------      -------
     California                                                                   $  816,622           83.5%
     Florida                                                                          27,587            2.8
     New York                                                                         17,693            1.8
     Nevada                                                                           15,147            1.5
     Hawaii                                                                           13,544            1.4
     Texas                                                                            12,247            1.3
     Other states (35 states and Washington, D.C.; no state has more than 1%)         75,199            7.7
                                                                                  ----------          -----
                                                                                  $  978,039          100.0%
                                                                                  ==========          =====

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

In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT taxable income, as provided for under the IRC, to its common and preferred stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

Net cash provided by operating activities for the year ended December 31, 2000, totalled $70.7 million, an increase of $3.6 million from net cash provided by operating activities for the year ended December 31, 1999. The increase was principally due to the increase in interest income on residential mortgage loans.

Net cash provided by operating activities for the year ended December 31, 1999, totalled $67.1 million, a decrease of $5.8 million from net cash provided by operating activities for the year ended December 31, 1998. The decrease was principally due to the decrease in interest income on residential mortgage loans.

Net cash used in investing activities for the year ended December 31, 2000, totalled $1.6 million, compared to net cash provided by investing activities of $68,000 for the year ended December 31, 1999. Cash flows used in investing activities in 2000 included purchases of mortgage loans and accrued interest receivable of $160.7 million and $693,000, respectively. Cash flows provided by investing activities in 2000 included mortgage loan principal repayments of $158.7 million and proceeds from sales of foreclosed real estate of $1.1 million.

Net cash provided by investing activities for the year ended December 31, 1999, totalled $68,000, compared to net cash used of $687,000 for the year ended December 31, 1998. Cash flows used in investing activities in 1999 included purchases of mortgage loans and accrued interest receivable of $311.8 million and $1.2 million, respectively. Cash flows provided by investing activities in 1999 included mortgage loan principal repayments of $311.5 million and proceeds from sales of foreclosed real estate of $1.6 million.

Net cash used in financing activities for the year ended December 31, 2000, totalled $66.1 million, an increase of $1.9 million from net cash used in financing activities for the year ended December 31, 1999. The increase was due to the increase in common stock dividends paid in 2000 compared to 1999.

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

OTHER MATTERS

As of December 31, 2000, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

YEAR 2000

The Bank was responsible for addressing issues related to required changes in computer systems for the year 2000 ("Year 2000") for the Bank and its affiliates, including the Company. The Bank completed all major milestones in executing its comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. No significant Year 2000-related events were reported, and it was not necessary to activate any of the Bank's contingency plans.

The Bank has completed all activities associated with the Year 2000 project. All costs related to Year 2000 were expensed on the books of the Bank.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. As of December 31, 2000 the Company's residential loan portfolio totalled $970.4 million, had a fair value of $968.5 million and a weighted average interest rate, net of the service fee rate, of 7.36%. The portfolio consisted primarily of ARM loans. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM loan to a fixed rate loan for the remainder of the term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are included in this report at the pages indicated.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors is currently composed of eight members, three of whom are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate or the Bank (the "Independent Directors"). The Company's charter provides that the Independent Directors will consider the interests of the holders of both the Company's common stock and preferred stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company.

The following persons are directors and/or executive officers of the Company (ages as of March 1, 2001):

            NAME         AGE    POSITION AND OFFICES HELD
            ----         ---    -------------------------
Gerald J. Ford            56    Chairman, Chief Executive Officer and Director
Carl B. Webb              51    President, Chief Operating Officer and Director
Christie S. Flanagan      62    Executive Vice President, General Counsel and
                                  Director
P. Richard Frieder        66    Director
Robert Nichols            56    Director
James R. Staff            53    Director
Richard H. Terzian        64    Executive Vice President, Chief Financial
                                  Officer and Director
R. Gerald Turner          55    Director

Each of the executive officers has held his position with the Company since its inception in November 1996. The following is a summary of the experience of the executive officers and directors of the Company:

Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of the Bank and its predecessors since 1988 and Chairman of the Board and Chief Executive Officer of Golden State Bancorp Inc. ("Golden State") since September 1998. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Golden State Holdings Inc. since 1998. Mr. Ford is Chairman of the Board of FNMC. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc. Mr. Ford is also a Director of Auto One Acceptance Corporation ("Auto One"), Freeport-McMoRan Copper & Gold Co. and McMoRan Exploration Co.

Mr. Webb has served as President, Chief Operating Officer and a Director of the Bank and its predecessors since 1988, and as the President, Chief Operating Officer and a Director of Golden State since September 1998. Mr. Webb has also been President and Chief Operating Officer of Golden State Holdings Inc. since 1998. Mr. Webb also serves as a Director of FNMC and Auto One.

Mr. Flanagan has been Executive Vice President and General Counsel of Golden State since September 1998 and Group Executive Vice President and General Counsel of the Bank since June 2000. He served as Executive Vice President and General Counsel of the Bank from 1994 until June 2000. He also serves as Director of FNMC and Auto One. Mr. Flanagan was previously managing partner of the law firm of Jenkins & Gilchrist, P.C. and is currently of counsel to the firm.

Mr. Frieder has been a Director of the Company since January 1997. He has been President and Chief Executive Officer of KSD Industries, Inc., a company engaged in the manufacturing and sale of household hardware, for the past 26 years. Mr. Frieder is also an attorney admitted to practice in the State of Pennsylvania.

Mr. Nichols has been a Director of the Company since January 1997. He has been Chairman of the Board of Conley, Lott, Nichols Machinery Company, a Dallas based company engaged in machinery sales, since 1978.

Mr. Staff has been Executive Vice President and the Chief Financial Advisor of Golden State since September 1998 and Group Executive Vice President and Chief Financial Advisor of the Bank since June 2000. He served as Executive Vice President and Chief Financial Advisor of the Bank from 1994 until June 2000. He also serves as a Director of FNMC and Auto One. Prior to joining the Bank, Mr. Staff was associated with the public accounting firm of KPMG LLP, most recently as a partner specializing in financial services.

Mr. Terzian has been Executive Vice President and Chief Financial Officer of Golden State since September 1998 and Group Executive Vice President and Chief Financial Officer of the Bank since June 2000. He served as Executive Vice President and Chief Financial Officer of the Bank from April 1995 until June 2000. Mr. Terzian is also a Director of the Federal Home Loan Bank of San Francisco. Prior to joining the Bank, Mr. Terzian served as Chief Financial Officer of Dime Bancorp, Inc and its subsidiary, The Dime Savings Bank of New York, FSB.

Dr. Turner has been a Director of the Company since January 2001 and the President of Southern Methodist University in Dallas, Texas since June 1995. He was Chancellor of the University of Mississippi in Oxford, Mississippi from 1984 to 1995. Dr. Turner also serves as a Director of J.C. Penney Company, Inc. and ChemFirst Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The Company pays the Independent Directors of the Company for their services as directors an annual compensation of $15,000 plus a fee of $2,000 for attendance (in person or by telephone) at each meeting of the Board of Directors. Independent Directors who are members of the audit committee receive a fee of $1,000 for attendance (in person or by telephone) at each meeting of the audit committee.

The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock of the Company

All of the common stock of the Company is held by the Bank.

Preferred Stock of the Company

The following table sets forth information as of March 1, 2001, concerning the shares of Series A Preferred Shares beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


                                                                     AMOUNT AND NATURE       PERCENT
                                                                            OF                 OF
                    NAME OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP      CLASS
                    ------------------------                        --------------------      -----
Christie S. Flanagan ............................................         4,440                 *
Gerald J. Ford ..................................................         8,000                 *
P. Richard Frieder ..............................................             0                 *
Robert Nichols ..................................................             0                 *
James R. Staff ..................................................         8,000                 *
Richard H. Terzian ..............................................             0                 *
R. Gerald Turner ................................................             0                 *
Carl B. Webb ....................................................        12,000                 *
All directors and executive officers as a group (8 persons) .....        32,440                 *


-------
*  Less than one percent of the outstanding shares in each case.

Common Stock of Golden State

The Company is an indirect subsidiary of Golden State. The following table sets forth information as of March 1, 2001, concerning the shares of Golden State common stock beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.

                                                                     AMOUNT AND NATURE     PERCENT
                                                                            OF               OF
                    NAME OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    CLASS
                    ------------------------                        --------------------    -----
Christie S. Flanagan ...........................................             37,326(1)         *
Gerald J. Ford .................................................         19,342,591(2)       14.32%
P. Richard Frieder .............................................             12,000(3)         *
Robert Nichols .................................................                  0            *
James R. Staff .................................................             35,993(4)         *
Richard H. Terzian .............................................             28,280(5)         *
R. Gerald Turner ...............................................                  0            *
Carl B. Webb ...................................................            179,716(6)         *
All directors and executive officers as a group (8 persons) ....         19,635,906(7)       14.54%


--------
 *   Less than one percent of the outstanding shares in each case.

(1) Includes 7,969 restricted shares of common stock and 17,667 options to purchase shares of common stock.

(2) Includes 48,120 restricted shares of common stock owned by Mr. Ford and 132,667 options to purchase shares of common stock. Also includes 19,140,744 shares of common stock owned by Hunter's Glen/Ford, Ltd. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the shares of common stock owned by Hunter's Glen/Ford, Ltd.

(3)  Mr. Frieder's shares are jointly held with his spouse.

(4) Includes 7,969 restricted shares of common stock and 23,334 options to purchase shares of common stock.

(5) Includes 4,433 shares of restricted stock and 4,000 shares held jointly with Mr. Terzian's spouse. Also includes 17,334 options to purchase shares of common stock.

(6) Includes 21,895 restricted shares of common stock and 96,334 options to purchase common stock.

(7) Includes 90,386 restricted shares granted to executive officers pursuant to the Golden State Bancorp Inc. Omnibus Stock Plan. Also includes 16,000 shares as to which voting and investment power are shared.

Litigation Tracking Warrants(TM) of Golden State

The following table sets forth information as of March 1, 2001 concerning the number of Litigation Tracking Warrants(TM) of Golden State (sometimes referred to as "LTWs") beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.

                                                                 AMOUNT AND NATURE        PERCENT
                                                                         OF                  OF
                    NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP       CLASS
                    ------------------------                    --------------------       -----
Christie S. Flanagan ........................................             7,000               *
Gerald J. Ford ..............................................         1,903,000(1)           2.3%
P. Richard Frieder ..........................................                 0               *
Robert Nichols ..............................................                 0               *
James R. Staff ..............................................                 0               *
Richard H. Terzian ..........................................                 0               *
R. Gerald Turner ............................................                 0               *
Carl B. Webb ................................................                 0               *
All directors and executive officers as a group (8 persons) .         1,910,000              2.3%

--------

*    Less than one percent of the outstanding warrants in each case.

(1) Includes 1,000,000 LTWs purchased and held of record by Turtle Creek Revocable Trust, a revocable trust organized under the laws of the State of Texas of which Gerald J. Ford is the sole grantor and trustee. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTWs owned by Turtle Creek Revocable Trust. Also includes 903,000 LTWs owned by Hunter's Glen/Ford, Ltd. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the LTWs owned by Hunter's Glen/Ford, Ltd.

Change in Control of Golden State

As of March 1, 2001, GSB Investments Corp. owned 31.83% of the outstanding common stock of Golden State. The shares of common stock of Golden State owned by GSB Investments Corp. are pledged to secure obligations of GSB Investments Corp. or its affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FNMC services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the related servicing agreement. Loan servicing fees paid to FNMC for the years ended December 31, 2000, 1999 and 1998 totalled $3.6 million, $3.7 million and $3.7 million, respectively. See "Business - Servicing of Residential Mortgage Loans."

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.


     3.1 Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 1997 Form 10-Q")).
     3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)).
     10.1 Mortgage Loan Purchase and Warranties Agreement, dated as of January 24, 1997, by and between California Federal Preferred Capital Corporation and California Federal Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 10.1 to the March 1997 Form 10-Q).
     10.2 Servicing Agreement, entered into as of January 31, 1997, by and between First Nationwide Mortgage Corporation and California Federal Preferred Capital Corporation. (Incorporated by reference to Exhibit
            10.2 to the March 1997 Form 10-Q).
     10.3 Promissory Note, entered into as of September 29, 1998, between California Federal Bank, A Federal Savings Bank, lender, and California Federal Preferred Capital Corporation, borrower (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
     24.1   Power of Attorney executed by P. Richard Frieder.
     24.2   Power of Attorney executed by Robert Nichols.
     24.3   Power of Attorney executed by R. Gerald Turner.
     27.1   Financial Data Schedule


(b)       REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001

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


               NAME                     TITLE                                     DATE

        /s/ Gerald J. Ford              Chairman of the Board, Chief              March 19, 2001
----------------------------------      Executive Officer and Director
          Gerald J. Ford


         /s/ Carl B. Webb               President, Chief Operating                March 19, 2001
----------------------------------      Officer and Director
           Carl B. Webb


     /s/ Christie S. Flanagan           Executive Vice President,                 March 19, 2001
----------------------------------      General Counsel and Director
       Christie S. Flanagan


      /s/ Richard H. Terzian            Executive Vice President, Chief           March 19, 2001
----------------------------------      Financial Officer and Director
        Richard H. Terzian              (Principal Financial Officer)


                 *                      Director                                  March 19, 2001
----------------------------------
        P. Richard Frieder


                 *                      Director                                  March 19, 2001
----------------------------------
          Robert Nichols


                 *                      Director                                  March 19, 2001
----------------------------------
         R. Gerald Turner


        /s/ James R. Staff              Director                                  March 19, 2001
----------------------------------
          James R. Staff



* Eric K. Kawamura, by signing his name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.



                                             By: /s/ Eric K. Kawamura
                                                 ----------------------------
                                                 Eric K. Kawamura
                                                 Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
California Federal Preferred Capital Corporation:

We have audited the accompanying balance sheets of California Federal Preferred Capital Corporation (the "Company") as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Federal Preferred Capital Corporation as of December 31, 2000 and 1999 , and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                           KPMG LLP



McLean, Virginia
January 16, 2001

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                  (dollars in thousands, except per share data)


                                                                                       2000              1999
                                                                                       ----              ----
ASSETS

Residential mortgage loans, net                                                 $   970,398       $   967,286
Cash and cash equivalents                                                             8,526             5,485
Due from affiliates                                                                  15,109            18,065
Accrued interest receivable                                                           5,615             4,649
Foreclosed real estate, net                                                             569             1,037
                                                                                -----------       -----------

     TOTAL ASSETS                                                               $ 1,000,217       $   996,522
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                               $        56       $        96
Accounts payable and accrued liabilities                                                310               245
                                                                                -----------       -----------

     Total Liabilities                                                                  366               341
                                                                                -----------       -----------

Commitments and contingencies                                                            --                --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
  30,000,000 shares authorized, 20,000,000 shares issued and outstanding            500,000           500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
  1,000 shares issued and outstanding                                                    --                --
Additional paid-in capital                                                          500,000           500,000
Accumulated deficit                                                                    (149)           (3,819)
                                                                                -----------       -----------

     Total Stockholders' Equity                                                     999,851           996,181
                                                                                -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,000,217       $   996,522
                                                                                ===========       ===========



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                 2000           1999           1998
                                                                 ----           ----           ----
INTEREST INCOME

Residential mortgage loans                                     $  72,375      $  68,121      $  74,984
  Less: servicing fee expense                                     (3,643)        (3,682)        (3,679)
                                                               ---------      ---------      ---------
                                                                  68,732         64,439         71,305
Short-term investments                                             1,124            964            963
                                                               ---------      ---------      ---------
  Interest income, net of servicing fee expense                   69,856         65,403         72,268


INTEREST EXPENSE


Borrowing from Bank                                                   --             --             89
                                                               ---------      ---------      ---------
  Net interest income                                             69,856         65,403         72,179

Provision for loan losses                                             --             --          2,310
                                                               ---------      ---------      ---------
  Net interest income after provision for loan losses             69,856         65,403         69,869
                                                               ---------      ---------      ---------

NONINTEREST EXPENSE

Directors fees                                                        50             52             52
Professional fees                                                     69             87             65
Foreclosed real estate operations, net                              (151)          (190)          (206)
Other                                                                 93            (27)           118
                                                               ---------      ---------      ---------

  Total noninterest expense (income)                                  61            (78)            29
                                                               ---------      ---------      ---------

NET INCOME                                                        69,795         65,481         69,840

Preferred stock dividends                                         45,625         45,625         45,625
                                                               ---------      ---------      ---------

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDER                                                  $  24,170      $  19,856      $  24,215
                                                               =========      =========      =========

See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                 Retained
                                                                   Additional    Earnings         Total
                                       Preferred      Common        Paid-in    (Accumulated    Stockholders'
                                         Stock         Stock        Capital       Deficit)       Equity
                                      -----------   -----------   -----------   -----------    -----------
BALANCE AT DECEMBER  31, 1997         $   500,000   $      --     $   500,000   $     1,146    $ 1,001,146

Net income                                   --            --            --          69,840         69,840

Dividends paid on 9 1/8%
  noncumulative exchangeable
  preferred stock, series A                  --            --            --         (45,625)       (45,625)

Dividends paid on common stock               --            --            --         (30,451)       (30,451)
                                      -----------   -----------   -----------   -----------    -----------

BALANCE AT DECEMBER  31, 1998             500,000          --         500,000        (5,090)       994,910

Net income                                   --            --            --          65,481         65,481

Dividends paid on 9 1/8%
  noncumulative exchangeable
  preferred stock, series A                  --            --            --         (45,625)       (45,625)

Dividends paid on common stock               --            --            --         (18,585)       (18,585)
                                      -----------   -----------   -----------   -----------    -----------

BALANCE AT DECEMBER  31, 1999             500,000          --         500,000        (3,819)       996,181

Net income                                   --            --            --          69,795         69,795

Dividends paid on 9 1/8%
  noncumulative exchangeable
  preferred stock, series A                  --            --            --         (45,625)       (45,625)

Dividends paid on common stock               --            --            --         (20,500)       (20,500)
                                      -----------   -----------   -----------   -----------    -----------

BALANCE AT DECEMBER  31, 2000         $   500,000   $      --     $   500,000   $      (149)   $   999,851
                                      ===========   ===========   ===========   ===========    ===========




See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                                2000         1999         1998
                                                                                ----         ----         ----
OPERATING ACTIVITIES:

Net income                                                                    $  69,795    $  65,481    $  69,840
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Amortization of purchase discounts and premiums, net                            934        1,119          350
    Provision for loan losses                                                      --           --          2,310
    Provision for losses on foreclosed real estate                                 --             15           18
    Interest capitalized on negatively amortizing loans                            (114)        (224)      (1,032)
    Gain on sales of foreclosed real estate, net                                   (151)        (205)        (224)
    Decrease/(increase) in due from affiliates                                      517         (207)        (795)
    (Increase)/decrease in accrued interest receivable                             (273)       1,638        1,932
    Increase/(decrease) in accounts payable and accrued liabilities                  65          121         (225)
    (Decrease)/increase in due to affiliates                                        (40)        (616)         712
                                                                              ---------    ---------    ---------

Net cash provided by operating activities                                        70,733       67,122       72,886
                                                                              ---------    ---------    ---------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                     (160,675)    (311,757)    (352,109)
Mortgage loan principal repayments                                              158,703      311,462      350,632
Purchase of accrued interest receivable                                            (693)      (1,243)      (1,577)
Proceeds from sales of foreclosed real estate                                     1,098        1,606        2,367
                                                                              ---------    ---------    ---------

Net cash (used in) provided by investing activities                              (1,567)          68         (687)
                                                                              ---------    ---------    ---------

FINANCING ACTIVITIES:

Proceeds from note payable to Bank                                                 --           --         11,406
Repayment of note payable to Bank                                                  --           --        (11,406)
Common stock dividends paid                                                     (20,500)     (18,585)     (30,451)
Preferred stock dividends paid                                                  (45,625)     (45,625)     (45,625)
                                                                              ---------    ---------    ---------


Net cash used in financing activities                                           (66,125)     (64,210)     (76,076)
                                                                              ---------    ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              3,041        2,980       (3,877)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    5,485        2,505        6,382
                                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   8,526    $   5,485    $   2,505
                                                                              =========    =========    =========

Supplemental disclosures of cash flow information:

     Cash paid for interest                                                   $    --      $    --             89
     Non-cash investing activities:
       Mortgage loan principal reductions due to foreclosure                        479        1,670        2,452
       Mortgage loan principal increase (decrease) for timing difference between principal repayments received by servicer and related cash
         received by Company during the period                                    2,439       23,586      (20,849)


See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(1) Organizational and Basis of Presentation

California Federal Preferred Capital Corporation, formerly First Nationwide Preferred Capital Corporation (the "Company"), is a Maryland corporation which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank (the "Bank").

The Company commenced its operations in 1997 with the consummation of an initial public offering of 20,000,000 shares of the Company's 9 1/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange under the trading symbol "CFP." Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement (the "Servicing Agreement") with the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") services the Company's mortgage assets.

The accompanying financial statements include certain amounts from prior years which have been reclassified to conform to the current year's presentation.

(2) Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices. The following summarizes the more significant of these policies:

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

     Pursuant to IRC Section 857(a), the Company is required to distribute 95% of its REIT taxable income for the years ended December 31, 2000 and prior. For years ended after December 31, 2000, the Company must distribute 90% of its REIT taxable income. Taxable income may vary from book earnings as a result of temporary differences. For the years ended December 31, 2000, taxable income before dividend distributions was estimated to be $69.6 million and, for the years ended December 31, 1999 and 1998, taxable income before dividend distributions was $65.1 million and $74.2 million, respectively. Temporary differences consisted primarily of differences in the book basis and tax basis of residential mortgage loans and provisions for loan losses in excess of charge-offs.

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

     (h) Newly Issued Accounting Pronouncements

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

     Recognition of Interest Income and Impairment on Purchased and Returned Beneficial Interests in Securitized Financial Assets

     On September 21, 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF No. 99-20"). This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases interest rate adjustments.

     The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(3) Residential Mortgage Loans, Net

At December 31, 2000 and 1999, residential mortgage loans, net consisted of the following (in thousands):

                                                      At December 31
                                                      --------------
                                                   2000           1999
                                                ---------       ---------
     1-4 unit residential mortgage loans        $ 971,145       $ 968,725
     Purchase discounts and premiums, net           6,894           6,444
     Allowance for loan losses                     (7,641)         (7,883)
                                                ---------       ---------
     Total residential mortgage loans, net      $ 970,398       $ 967,286
                                                =========       =========

At December 31, 2000 and 1999, residential mortgage loans on nonaccrual totalled $1.6 million and $1.0 million, respectively.

For loans on nonaccrual at December 31, 2000 and 1999, the Company recognized $59,000 and $27,000 of interest income during the years ended December 31, 2000 and 1999, respectively. The Company would have recognized $120,000 and $81,000 of interest income during the years ended December 31, 2000 and 1999, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

At December 31, 2000, the Company's total residential mortgage loan portfolio includes $816.6 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

Activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                            2000      1999        1998
                                          -------    -------    -------
Balance - beginning of year               $ 7,883    $ 8,413    $ 7,310
Provision for loan losses                    --         --        2,310
Charge-offs                                  (242)      (530)    (1,207)
                                          -------    -------    -------

Balance - end of year                     $ 7,641    $ 7,883    $ 8,413
                                          =======    =======    =======



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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(5) Dividends

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the years ended December 31, 2000, 1999 and 1998 to the holders of the Series A Preferred Shares totalled $45.6 million, respectively.

Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the years ended December 31, 2000, 1999 and 1998 totalled $20.5 million, $18.6 million and $30.5 million, respectively.

(6) Related Party Transactions

The Company entered into the Servicing Agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least 30 days written prior notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense totalled $3.6 million for the year ended December 31, 2000 and $3.7 million for each of the years ended December 31, 1999 and 1998, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a foreclosed residential mortgage loan. The Company recorded such disposition fees totalling $12,000, $24,000 and $27,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $15.1 million and $18.1 million at December 31, 2000 and 1999, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in January 2001 and 2000, respectively, as provided in the Servicing Agreement. At December 31, 2000 and 1999, trust funds of approximately $1.4 million and $1.5 million, respectively, representing escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

As of December 31, 2000 and 1999 the Company owed the Bank approximately $56,000 and $96,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during January 2001 and 2000, respectively.

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

During the years ended December 31, 2000, 1999 and 1998, the Company purchased mortgage loans totalling $160.7 million, $311.8 million and $352.1 million, respectively, all of which were purchased from the Bank.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(7) Commitments and Contingencies

ARMs whose interest rates adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 2000 and 1999, residential mortgage loans included approximately $172.2 million and $208.6 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 2000 and 1999, approximately $18.9 million and $31.9 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $712,000 and $1.0 million, as of December 31, 2000 and 1999, respectively.

(8) Fair Value of Financial Instruments

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 (in thousands):

                                           2000                     1999
                                     -------------------   -------------------
                                     Carrying     Fair     Carrying      Fair
                                       Value      Value      Value       Value
                                       -----      -----      -----       -----
   Residential mortgage loans, net    $970,398   $968,513   $967,286   $956,369
   Short-term investments                8,526      8,526      5,485      5,485


The carrying amounts in the table are included in the accompanying balance sheet under the captions residential mortgage loans, net and cash and cash equivalents, respectively.

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

Residential mortgage loans, net: For the purpose of estimating fair value, residential mortgage loans are grouped by financial and risk characteristics including fixed and variable interest rate terms and by performing and non-performing categories. For performing residential mortgage loans, fair value is estimated by forecasting principal and interest payments, both scheduled and prepayments, and discounting these amounts using factors provided by secondary market sources. For nonperforming residential mortgage loans, fair value is estimated by discounting the forecasted cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values. Because the Company owns the servicing rights associated with its portfolio of residential mortgage loans, fair value of residential mortgage loans has not been reduced by the value of the Servicing Agreement.

Short-term investments: The carrying value of short-term investments reflects fair value.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(9) Selected Quarterly Financial Data

The following table represents selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands) (unaudited):


                                                              Quarter Ended
                                          --------------------------------------------------------
                                          December 31,   September 30,   June 30,        March 31,
                                             2000           2000           2000            2000        Total 2000
                                           --------       --------       --------        --------       --------
      Interest income (1)                  $ 17,975       $ 17,674       $ 17,294        $ 16,913       $ 69,856
      Total noninterest expense (income)         14             33            (26)             40             61
                                           --------       --------       --------        --------       --------
      Net income                           $ 17,961       $ 17,641       $ 17,320        $ 16,873       $ 69,795
                                           ========       ========       ========        ========       ========


                                                              Quarter Ended
                                          --------------------------------------------------------
                                          December 31,   September 30,   June 30,        March 31,
                                             1999           1999           1999            1999        Total 1999
                                           --------       --------       --------        --------       --------
      Interest income (1)                  $ 16,514        $ 15,937       $ 16,048       $ 16,904       $ 65,403
      Total noninterest expense (income)       (238)              9             65             86            (78)
                                           --------       --------       --------        --------       --------
      Net income                           $ 16,752        $ 15,928       $ 15,983       $ 16,818       $ 65,481
                                           ========        ========       ========       ========       ========


----------------------------
(1)       Gross interest income less servicing fee expense