Form 10-Q
period 2001-03-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2001-05-10
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2001             Commission file number: 1-12639
                                --------------                                     -------


                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                                                  94-3254883
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
               organization)

200 Crescent Court, Suite 1350, Dallas, Texas                   75201
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on May 4, 2001: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     FIRST QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 2001 (unaudited) and December 31, 2000...............................................3

              Unaudited Statements of Income
              Three months ended March 31, 2001 and 2000.....................................................4

              Unaudited Statement of Stockholders' Equity
              Three months ended March 31, 2001..............................................................5

              Unaudited Statements of Cash Flows
              Three months ended March 31, 2001 and 2000.....................................................6

              Notes to Unaudited Financial Statements........................................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................................................9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................13

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................14

     Item 6.  Exhibits and Current Reports on Form 8-K......................................................14


     Signature..............................................................................................15

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                      March 31,       December 31,
ASSETS                                                                                   2001             2000
                                                                                         ----             ----
Residential mortgage loans, net                                                       $   951,947        $   970,398
Cash and cash equivalents                                                                  25,818              8,526
Due from affiliates                                                                        34,685             15,109
Accrued interest receivable                                                                 5,312              5,615
Foreclosed real estate, net                                                                    37                569
                                                                                      -----------        -----------

     TOTAL ASSETS                                                                     $ 1,017,799        $ 1,000,217
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                     $    11,357        $        56
Accounts payable and accrued liabilities                                                      265                310
                                                                                      -----------        -----------

     Total Liabilities                                                                     11,622                366
                                                                                      -----------        -----------

Commitments and contingencies                                                                  --                 --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference
  $500,000, 30,000,000 shares authorized, 20,000,000 shares
  issued and outstanding                                                                  500,000            500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
  1,000 shares issued and outstanding                                                          --                 --
Additional paid-in capital                                                                500,000            500,000
Retained earnings (accumulated deficit)                                                     6,177               (149)
                                                                                      -----------        -----------

     Total Stockholders' Equity                                                         1,006,177            999,851
                                                                                      -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,017,799        $ 1,000,217
                                                                                      ===========        ===========



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                             2001        2000
                                                             ----        ----
INTEREST INCOME

Residential mortgage loans                                $ 18,482     $ 17,645
     Less: servicing fee expense                              (929)        (904)
                                                          --------     --------
                                                            17,553       16,741
Short-term investments                                         205          172
                                                          --------     --------
     Interest income, net of servicing fee expense          17,758       16,913

NONINTEREST EXPENSE

Director fees                                                    8            6
Professional fees                                                8           29
Foreclosed real estate operations, net                         (14)         (67)
Other                                                           24           72
                                                          --------     --------

     Total noninterest expense                                  26           40
                                                          --------     --------

NET INCOME                                                  17,732       16,873

Preferred stock dividends                                   11,406       11,406
                                                          --------     --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                $  6,326     $  5,467
                                                          ========     ========



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                    Retained
                                                                                  Additional        Earnings           Total
                                                   Preferred         Common         Paid-in       (Accumulated     Stockholders'
                                                     Stock           Stock          Capital         Deficit)          Equity
                                                     -----           -----          -------         --------          ------

BALANCE AT DECEMBER 31, 2000                       $ 500,000        $    --        $ 500,000          $  (149)      $   999,851

Net income                                                --             --               --            17,732           17,732

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock, series A               --             --               --          (11,406)          (11,406)
                                                   ---------        -------        ---------          --------      -----------

BALANCE AT MARCH 31, 2001                          $ 500,000        $    --        $ 500,000          $  6,177      $ 1,006,177
                                                   =========        =======        =========          ========      ===========








See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                               2001         2000
                                                                                               ----         ----
OPERATING ACTIVITIES:

Net income                                                                                   $ 17,732    $ 16,873
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                                         463         205
     Interest capitalized on negatively amortizing loans                                         (33)         (23)
     Gain on sales of foreclosed real estate, net                                                (14)         (67)
     (Increase)/decrease in due from affiliates                                                 (740)         293
     Decrease/(increase) in accrued interest receivable                                           514        (210)
     (Decrease)/increase in accounts payable and accrued liabilities                             (45)           2
     Increase in due to affiliates                                                             11,301          60
                                                                                             --------    --------

Net cash provided by operating activities                                                      29,178      17,133
                                                                                             --------    --------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                    (53,643)    (38,519)
Mortgage loan principal repayments                                                             52,813      37,982
Purchase of accrued interest receivable                                                          (211)       (174)
Proceeds from sales of foreclosed real estate                                                     561         737
                                                                                             --------    --------

Net cash (used in) provided by investing activities                                              (480)         26
                                                                                             --------    --------

FINANCING ACTIVITIES:

Preferred stock dividends paid                                                                (11,406)    (11,406)
                                                                                             --------    --------

Net cash used in financing activities                                                         (11,406)    (11,406)
                                                                                             --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      17,292       5,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                8,526       5,485
                                                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 25,818    $ 11,238
                                                                                             ========    ========

Supplemental disclosure of cash flow information:
   Non-cash investing activities:
          Mortgage loan principal (decrease) increase for timing difference between principal repayments received by servicer and related cash
              received by Company during the period                                          $(18,836)   $  2,163



See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

     The accompanying financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     As the Company's common stock is wholly owned by California Federal Bank (the "Bank"), earnings per share data is not presented.

(2)  Residential Mortgage Loans, Net

     At March 31, 2001 and December 31, 2000, residential mortgage loans, net, consisted of the following (in thousands):

                                                     March 31,      December 31,
                                                       2001             2000
                                                       ----             ----
      1-4 unit residential mortgage loans            $ 952,620      $ 971,145
      Purchase discounts and premiums, net               6,985          6,894
      Allowance for loan losses                         (7,658)        (7,641)
                                                     ---------      ---------

      Total residential mortgage loans, net          $ 951,947      $ 970,398
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

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the three month periods ended March 31, 2001 and 2000 to the holders of the Series A Preferred Shares totalled approximately $11.4 million.

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the three months ended March 31, 2001 or 2000.

(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


     cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $929,000 and $904,000 for the three months ended March 31, 2001 and 2000, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $1,000 and $7,000 during the three months ended March 31, 2001 and 2000, respectively. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $34.7 million and $15.1 million at March 31, 2001 and December 31, 2000, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in April 2001 and January 2001, respectively, as provided in the Servicing Agreement. At March 31, 2001 and December 31, 2000, trust funds of approximately $1.2 million and $1.4 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of March 31, 2001 and December 31, 2000, the Company owed the Bank approximately $11.4 million and $56,000, respectively. The $11.4 million due to the Bank at March 31, 2001 primarily represented $11.4 million of preferred stock dividends that were paid by the Bank on behalf of the Company. The $56,000 owed to the Bank at December 31, 2000 related to amounts incurred in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during April 2001 and January 2001, respectively.

(5)  Newly Issued Accounting Pronouncements

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

FINANCIAL HIGHLIGHTS

The following information is presented as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                                           2001          2000
                                                           ----          ----

  Statements of Income - Three Months Ended March 31:

  Net interest income                                    $   17,758    $  16,913
  Net income                                             $   17,732    $  16,873
  Average yield on mortgage loans                             7.06%        6.75%

  Balance Sheet as of March 31, 2001:

  Residential mortgage loans, net                        $  951,947
  Total assets                                           $1,017,799
  Total stockholders' equity                             $1,006,177


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

On January 31, 1997, the Company commenced its operations upon the initial public offering of 20,000,000 shares of the Company's 9 1/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), which raised $500 million. The Series A Preferred Shares are traded on the New York Stock Exchange under the trading symbol "CFP." Concurrent with the sale of the Series A Preferred Shares, the Bank contributed additional capital of $500 million to the Company. All common shares are held by the Bank.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 versus three months ended March 31, 2000

Net Income. The Company reported net income for the three months ended March 31, 2001 of $17.7 million compared with net income of $16.9 million for the corresponding period in 2000. This increase in 2001 compared with 2000 is attributable to an increase in net interest income.

During each of the three month periods ended March 31, 2001 and 2000, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended March 31, 2001 and 2000 totalled $6.3 million and $5.5 million, respectively. There were no common stock dividends paid during the three months ended March 31, 2001 or 2000.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the three months ended March 31, 2001 of $17.8 million, an increase of $845,000 from the $16.9 million reported for the three month period ended March 31, 2001. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 7.06% on residential mortgage loans during the three month period ended March 31, 2001 as compared to the 6.75% yield for the same period in 2000 is primarily due to the lagging effect of the repricing of variable rate loans at higher rates during the year 2000. The average outstanding balance of residential mortgage loans during the three month period ended March 31, 2001 was $1.5 million higher than during the same period in 2000. Interest income, net of servicing fee expense, during the three months ended March 31, 2001 is comprised of $17.6 million ($18.5 million gross interest less $929,000 servicing fee expense) from residential mortgage loans and $205,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.06% and on earning assets of 7.04%, based on average outstanding asset balances of $994.2 million and $1,009.3 million, respectively. Interest income, net of servicing fee expense, during the three months ended March 31, 2000 is comprised of $16.7 million ($17.6 million gross interest less $904,000 servicing fee expense) from residential mortgage loans and $172,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.75% and on earning assets of 6.73%, based on average outstanding asset balances of $992.7 million and $1,006.1 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the three month periods ended March 31, 2001 and 2000. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at March 31, 2001 or December 31, 2000.

The following table reflects residential mortgage loans with past due principal and interest payments as of March 31, 2001 and December 31, 2000:

                                                       March 31, 2001                         December 31, 2000
                                                       --------------                         -----------------
                                            Principal Balance         Percent        Principal Balance       Percent
                                              (in thousands)       of Total Loans      (in thousands)     of Total Loans
                                              --------------       --------------      --------------     --------------

       30 to 59 days past due                     $2,287               0.24%              $1,775              0.18%

       60 to 89 days past due                      1,246               0.13%               1,162              0.12%

       90 days or more past due                      746               0.08%               1,628              0.17%
                                                  ------               ----               ------              ----

                                                  $4,279               0.45%              $4,565              0.47%
                                                  ======               ====               ======              ====

ALLOWANCE FOR LOAN LOSSES

As of March, 2001, the Company has allocated $142,000 of its allowance for loan losses against specific problem loans, with the remaining $7.5 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of March 31, 2001 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the three months ended March 31, 2001 and 2000 (in thousands):

                                                         2001           2000
                                                         ----           ----

     Balance - January 1                                $ 7,641       $ 7,883
     Provision for loan losses                               --            --
     Recoveries (charge-offs), net                           17           (35)
                                                        -------       -------
     Balance - March 31                                 $ 7,658       $ 7,848
                                                        =======       =======


The Company's allowance coverage ratio (allowance for loan losses to loans) at March 31, 2001 and December 31, 2000 was 0.80% and 0.78%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $160.4 million and $172.2 million of the residential mortgage loans held by the Company at March 31, 2001 and December 31, 2000, respectively, had the potential to negatively amortize, while approximately $16.8 million and $18.9 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at March 31, 2001 and December 31, 2000, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $656,000 and $712,000 as of March 31, 2001 and December 31, 2000, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of March 31, 2001:

                                                                                    Book Value
                                                                                  (in thousands)       Percent
                                                                                  --------------       -------
California                                                                         $   801,387          83.5 %
Florida                                                                                 26,558           2.8
New York                                                                                17,753           1.9
Nevada                                                                                  14,940           1.6
Texas                                                                                   12,572           1.3
Hawaii                                                                                  10,898           1.1
Colorado                                                                                 9,850           1.0
Other states (32 states and Washington, D.C.; no state has more than 1%)                65,647           6.8
                                                                                   -----------         -----
                                                                                   $   959,605         100.0 %
                                                                                   ===========         =====

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

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a Real Estate Investment Trust ("REIT"). See " --Other Matters."

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

In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT taxable income, as provided for under the Internal Revenue Code ("IRC"), to its common and preferred stockholders. Prior to 2001, the

Company was required to distribute 95% of its REIT taxable income. The Company currently expects to distribute dividends annually to satisfy these REIT requirements.
The Company anticipates that cash and cash equivalents on hand and the cash flow from the residential mortgage loans will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying statement of cash flows, the primary sources of funds during the three months ended March 31, 2001 were $29.2 million provided by operating activities and $52.8 million provided by mortgage loan principal repayments. The primary uses of funds were $53.6 million in purchases of mortgage loans and $11.4 million in preferred stock dividends paid.

OTHER MATTERS

As of March 31, 2001, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

a. its Qualified REIT Assets, as defined in the Code, to be 97% of its total assets, as compared to the Federal tax requirements that at least 75% of its total assets must be Qualified REIT assets; and

b. that 99% of its revenue qualifies for the 75% source of income test and 98% of its revenue qualifies for the 95% source of income test under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 2000.

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

                  3.1 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609)).

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  California Federal Preferred Capital Corporation


                       /s/ Richard H.Terzian
                  -------------------------------------------------------------
         By:      Richard H. Terzian
                  Executive Vice President, Chief Financial Officer and Director

                  (Signing on behalf of the Registrant and as the Principal



May 8, 2001