Form 10-Q
period 2001-09-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2001-11-09
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended: September 30, 2001
                                               ------------------

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes      No
                                         ---     -----

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on October 31, 2001: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Balance Sheets
              September 30, 2001 and December 31, 2000.....................................................  3

              Unaudited Statements of Income
              Nine months ended September 30, 2001 and 2000................................................  4

              Unaudited Statements of Income
              Three months ended September 30, 2001 and 2000...............................................  5

              Unaudited Statement of Stockholders' Equity
              Nine months ended September 30, 2001.........................................................  6

              Unaudited Statements of Cash Flows
              Nine months ended September 30, 2001 and 2000................................................  7

              Notes to Unaudited Financial Statements......................................................  8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................ 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................... 15

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................................ 16

     Item 6.  Exhibits and Current Reports on Form 8-K..................................................... 16


     Signature............................................................................................. 17

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                September 30,       December 31,
ASSETS                                                                              2001               2000
------                                                                              ----               ----

Residential mortgage loans, net                                                  $   953,065        $   970,398
Cash and cash equivalents                                                             23,993              8,526
Due from affiliates                                                                   34,685             15,109
Accrued interest receivable                                                            5,059              5,615
Foreclosed real estate, net                                                               63                569
                                                                                 -----------        -----------
     TOTAL ASSETS                                                                $ 1,016,865        $ 1,000,217
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                $       419        $        56
Accounts payable and accrued liabilities                                                 291                310
                                                                                 -----------        -----------
     Total Liabilities                                                                   710                366
                                                                                 -----------        -----------

Commitments and contingencies                                                             --                 --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                          500,000            500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                  --                 --
Additional paid-in capital                                                           500,000            500,000
Retained earnings (accumulated deficit)                                               16,155               (149)
                                                                                 -----------        -----------
     Total Stockholders' Equity                                                    1,016,155            999,851
                                                                                 -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,016,865        $ 1,000,217
                                                                                 ===========        ===========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                        2001          2000
                                                        ----          ----
INTEREST INCOME

Residential mortgage loans                           $ 52,690       $53,802
     Less: servicing fee expense                       (2,734)       (2,732)
                                                     --------       -------
                                                       49,956        51,070
Short-term investments                                    663           811
                                                     --------       -------
     Interest income, net of servicing fee expense     50,619        51,881

NONINTEREST EXPENSE

Director fees                                              65            44
Professional fees                                          57            56
Foreclosed real estate operations, net                    (64)         (139)
Other                                                      38            86
                                                     --------       -------
     Total noninterest expense                             96            47
                                                     --------       -------
NET INCOME                                             50,523        51,834

Preferred stock dividends                              34,219        34,219
                                                     --------       -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER           $ 16,304       $17,615
                                                     ========       =======




See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                          2001          2000
                                                          ----          ----
INTEREST INCOME

Residential mortgage loans                             $ 16,638       $18,225
     Less: servicing fee expense                           (895)         (915)
                                                       --------       -------
                                                         15,743        17,310
Short-term investments                                      217           364
                                                       --------       -------
     Interest income, net of servicing fee expense       15,960        17,674

NONINTEREST EXPENSE

Director fees                                                51            34
Professional fees                                            20            14
Foreclosed real estate operations, net                      (17)          (20)
Other                                                         6             5
                                                       --------       -------

     Total noninterest expense                               60            33
                                                       --------       -------

NET INCOME                                               15,901        17,641

Preferred stock dividends                                11,406        11,406
                                                       --------       -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER             $  4,494       $ 6,235
                                                       ========       =======




See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2001
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                      Retained
                                                                                    Additional        Earnings           Total
                                                     Preferred         Common         Paid-in       (Accumulated     Stockholders'
                                                       Stock           Stock          Capital         Deficit)          Equity
                                                       -----           -----          -------         --------          ------

BALANCE AT DECEMBER 31, 2000                         $500,000         $    --        $500,000         $   (149)        $ 999,851

Net income                                                 --              --              --           50,523            50,523

Dividends paid on 9 1/8% noncumulative
     Exchangeable preferred stock, series A                --              --              --          (34,219)          (34,219)
                                                     --------         -------        --------         --------        ----------

BALANCE AT SEPTEMBER 30, 2001                        $500,000         $    --        $500,000         $ 16,155        $1,016,155
                                                     ========         =======        ========         ========        ==========







See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                                                2001        2000
                                                                                                ----        ----
OPERATING ACTIVITIES:

Net income                                                                                   $ 50,523    $ 51,834
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of purchase discounts and premiums, net                                          2,043         704
  Interest capitalized on negatively amortizing loans                                             (60)        (80)
  Gain on sales of foreclosed real estate, net                                                    (64)       (139)
  (Increase)/decrease in due from affiliates                                                      (44)        470
  Decrease/(increase) in accrued interest receivable                                            1,527        (342)
  (Decrease)/increase in accounts payable and accrued liabilities                                 (19)         48
  Increase/(decrease) in due to affiliates                                                        363         (35)
                                                                                             --------    --------
Net cash provided by operating activities                                                      54,269      52,460
                                                                                             --------    --------

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                   (263,618)   (122,233)
Mortgage loan principal repayments                                                            259,358     120,665
Purchase of accrued interest receivable                                                          (971)       (527)
Proceeds from sales of foreclosed real estate                                                     648       1,142
                                                                                             --------    --------
Net cash used in investing activities                                                          (4,584)       (953)
                                                                                             --------    --------

FINANCING ACTIVITIES:

Common stock dividends paid                                                                        --      (3,500)
Preferred stock dividends paid                                                                (34,219)    (34,219)
                                                                                             --------    --------
Net cash used in financing activities                                                         (34,219)    (37,719)
                                                                                             --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      15,467      13,788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                8,526       5,485
                                                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 23,993    $ 19,273
                                                                                             ========    ========

Supplemental disclosure of cash flow information:
  Non-cash investing activities:
    Mortgage loan principal reductions due to foreclosure                                         (11)         47
    Mortgage loan principal (decrease) increase for timing difference between principal repayments received by servicer and related cash received
      by Company during the period                                                           $(19,532)   $  7,621




See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

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

(2)  Residential Mortgage Loans, Net

     At September 30, 2001 and December 31, 2000, residential mortgage loans, net, consisted of the following (in thousands):

                                                September 30,      December 31,
                                                     2001              2000
                                                     ----              ----

      1-4 unit residential mortgage loans         $ 952,796         $ 971,145
      Purchase discounts and premiums, net            7,923             6,894
      Allowance for loan losses                      (7,654)           (7,641)
                                                  ---------         ---------
      Total residential mortgage loans, net       $ 953,065         $ 970,398
                                                  =========         =========

     Residential mortgage loans consist primarily of adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate and the six-month Treasury rate. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term. Included in residential mortgage loans are hybrid ARMs, which have an initial three or five-year fixed rate period, followed by annual interest rate adjustments. As of September 30, 2001 and December 31, 2000, approximately 53% and 46%, respectively, of residential mortgage loans consisted of such hybrid ARMs.

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the nine month periods ended September 30, 2001 and 2000 to the holders of the Series A Preferred Shares totalled approximately $34.2 million.

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the nine months ended September 30, 2001. For the nine months ending September 30, 2000, common stock dividends of $3.5 million were paid.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $2.7 million for each of the nine months ended September 30, 2001 and 2000. Servicing fee expense paid totalled $895,000 and $915,000 for the three months ended September 30, 2001 and 2000, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $5,000 and $11,000 during the nine months ended September 30, 2001 and 2000, respectively. The Company recorded such disposition fees totalling approximately $550 and $1,000 during the three months ended September 30, 2001 and 2000, respectively. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $34.7 million and $15.1 million at September 30, 2001 and December 31, 2000, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in October 2001 and January 2001, respectively, as provided in the Servicing Agreement. At September 30, 2001 and December 31, 2000, trust funds of approximately $2.4 million and $1.4 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of September 30, 2001 and December 31, 2000, the Company owed the Bank approximately $419,000 and $56,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during October 2001 and January 2001, respectively.

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

FINANCIAL HIGHLIGHTS

The following information is presented as of September 30, 2001 and for the nine and three months ended September 30, 2001 and 2000 (dollars in thousands):

                                                            2001         2000
                                                            ----         ----
Statements of Income - Nine Months Ended September 30:

Net interest income                                    $   50,619    $   51,881
Net income                                             $   50,523    $   51,834
Average yield on mortgage loans                             6.69%         6.86%

Statements of Income - Three Months Ended September 30:

Net interest income                                    $   15,960    $   17,674
Net income                                             $   15,901    $   17,641
Average yield on mortgage loans                             6.31%         6.98%

Balance Sheet as of September 30, 2001:


Residential mortgage loans, net                        $  953,065    $  975,804
Total assets                                           $1,016,865    $1,010,650
Total stockholders' equity                             $1,016,155    $1,010,296


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

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 versus nine months ended September 30, 2000

Net Income. The Company reported net income for the nine months ended September 30, 2001 of $50.5 million compared with net income of $51.8 million for the corresponding period in 2000. This decrease in 2001 compared with 2000 is attributable to a decrease in net interest income.

During each of the nine month periods ended September 30, 2001 and 2000, the Company declared and paid dividends of $34.2 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the nine months ended September 30, 2001 and 2000 totalled $16.3 million and $17.6 million, respectively. There were no common stock dividends paid during the nine months ended September 30, 2001. During the nine months ending September 30, 2000, common stock dividends of $3.5 million were paid.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the nine months ended September 30, 2001 of $50.6 million, a decrease of $1.3 from the $51.9 million reported for the nine month period ended September 30, 2000. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 6.69% on residential mortgage loans during the nine month period ended September 30, 2001 as compared to the 6.86% yield for the same period in 2000 is primarily due to the lagging effect of the repricing of variable rate loans at lower rates and also to the purchase of new loans at lower current market rates. The average outstanding balance of residential mortgage loans during the nine month period ended September 30, 2001 was $2.6 million higher than during the same period in 2000. Interest income, net of servicing fee expense, during the nine months ended September 30, 2001 is comprised of $50.0 million ($52.7 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $663,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.69% and on earning assets of 6.64%, based on average outstanding asset balances of $995.3 million and $1,017.1 million, respectively. Interest income, net of servicing fee expense, during the nine months ended September 30, 2000 is comprised of $51.1 million ($53.8 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $811,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.86% and on earning assets of 6.84%, based on average outstanding asset balances of $992.7 million and $1,011.5 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the nine month periods ended September 30, 2001 and 2000. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

Three months ended September 30, 2001 versus three months ended September 30,
2000

Net Income. The Company reported net income for the three months ended September 30, 2001 of $15.9 million compared with net income of $17.6 million for the corresponding period in 2000. This decrease in 2001 compared with 2000 is attributable to a decrease in net interest income.

During each of the three month periods ended September 30, 2001 and 2000, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended September 30, 2001 and 2000 totalled $4.5 million and $6.2 million, respectively. There were no common stock dividends paid during the three months ended September 30, 2001. For the three months ending September 30, 2000, common stock dividends of $3.5 million were paid.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the three months ended September 30, 2001 of $16.0 million, a decrease of $1.7 million from the $17.7 million reported for the three month period ended September 30, 2000. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 6.31% on residential mortgage loans during the three month period ended September 30, 2001 as compared to the 6.98% yield for the same period in 2000 is primarily due to the repricing of variable rate loans at lower rates during 2001 and the purchase of new loans at lower current market rates. The average outstanding balance of residential mortgage loans during the three month period ended September 30, 2001 was $5.7 million higher than during the same period in 2000. Interest income, net of servicing fee expense, during the three months ended September 30, 2001 is comprised of $15.7 million ($16.6 million gross interest less $900,000 servicing fee expense) from residential mortgage loans and $217,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.31% and on earning assets of 6.22%, based on average outstanding asset balances of $998.2 million and $1,025.6 million, respectively. Interest income, net of servicing fee expense, during the three months ended September 30, 2000 is comprised of $17.3 million ($18.2 million gross interest less $915,000 servicing fee expense) from residential mortgage loans and $364,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.98% and on earning assets of 6.96%, based on average outstanding asset balances of $992.5 million and $1,015.4 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the three month periods ended September 30, 2001 and 2000. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at September 30, 2001 or December 31, 2000.

The following table reflects residential mortgage loans with past due principal and interest payments as of September 30, 2001 and December 31, 2000:

                                    September 30, 2001                       December 31, 2000
                                    ------------------                       -----------------
                           Principal Balance         Percent        Principal Balance       Percent
                             (in thousands)       Of Total Loans      (in thousands)     of Total Loans
                             --------------       --------------      --------------     --------------
                                                      Loans                                  Loans

30 to 59 days past due           $2,240                0.24%              $1,775              0.18%

60 to 89 days past due            1,125                0.12                1,162              0.12

90 days or more past due          2,421                0.25                1,628              0.17
                                 ------                ----               ------              ----

                                 $5,786                0.61%              $4,565              0.47%
                                 ======                ====               ======              ====


ALLOWANCE FOR LOAN LOSSES

As of September 30, 2001, the Company has allocated $302,000 of its allowance for loan losses against specific problem loans, with the remaining $7.4 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of September 30, 2001 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the amount is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the nine months ended September 30, 2001 and 2000 (in thousands):

                                                 2001            2000
                                                 ----            ----

     Balance - January 1                       $ 7,641         $ 7,883
     Provision for loan losses                      --              --
     Recoveries (charge-offs), net                  13             (80)
                                               -------         -------
     Balance - September 30                    $ 7,654         $ 7,803
                                               =======         =======

The Company's allowance coverage ratio (allowance for loan losses to loans) at September 30, 2001 and December 31, 2000 was 0.80% and 0.78%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $126.9 million and $172.2 million of the residential mortgage loans held by the Company at September 30, 2001 and December 31, 2000, respectively, had the potential to negatively amortize, while approximately $10.1 million and $18.9 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at September 30, 2001 and December 31, 2000, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $340,000 and $712,000 as of September 30, 2001 and December 31, 2000,
respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of September 30, 2001:

                                                     Book Value
                                                   (in thousands)   Percent
                                                   --------------   -------
California                                           $ 797,347       83.0%
Florida                                                 22,388        2.3
New York                                                16,294        1.7
Nevada                                                  14,913        1.6
Texas                                                   14,742        1.5
Colorado                                                14,386        1.5
Hawaii                                                   9,856        1.0
Washington                                               9,632        1.0
Other states (31 states and Washington, D.C.;
 no state has more than 1%)                          $  61,161        6.4
                                                     ---------       ----
                                                     $ 960,719        100%
                                                     =========       ====

The 83.0% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. There is evidence of deterioration in some real estate markets, especially in northern California. As of September 30, 2001, 42% of the Company's total residential mortgage loan portfolio was comprised of loans secured by properties located in northern California.


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

As presented in the accompanying statement of cash flows, the primary sources of funds during the nine months ended September 30, 2001 were $54.3 million provided by operating activities and $259.4 million provided by mortgage loan principal repayments. The primary uses of funds were $263.6 million in purchases of mortgage loans and $34.2 million in preferred stock dividends paid.

OTHER MATTERS

As of September 30, 2001, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

         (b) Reports on Form 8-K:

             No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                California Federal Preferred Capital Corporation


                             /s/ Richard H. Terzian
                -------------------------------------------------------------
           By:  Richard H. Terzian
                Executive Vice President, Chief Financial Officer and Director

                (Signing on behalf of the Registrant and as the Principal Financial Officer)



November 9, 2001