Form 10-K
period 2001-12-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2002-03-21
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                         Commission file number: 1-12639

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

----------------------------------------------------------------------------------------------------------------------
                                Maryland                                                       94-3254883
     (State or other jurisdiction of incorporation or organization)             (I.R.S.employer Identification no.)

---------------------------------------------------------------------------------------------------------------------
      200 Crescent Court, Suite 1350, Dallas, Texas                                              75201
           (Address of principal executive offices)                                            (Zip code)

---------------------------------------------------------------------------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 16, 2002: N/A

     Number of shares outstanding of registrant's common stock $0.01 par value on March 16, 2002: 1,000 shares

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I


                                                                                                                  Page
                                                                                                                  ----
ITEM 1.         Business...............................................................................................3
                               General.................................................................................3
                               Description of Common Stock.............................................................3
                               Description of Series A Preferred Shares................................................4
                               Dividend Policy........................................................................10
                               The Bank...............................................................................10
                               Residential Mortgage Loans.............................................................11
                               Credit Risk Management Policies........................................................11
                               Delinquencies and Nonperforming Loans..................................................12
                               Geographic Distribution................................................................12
                               Servicing of Residential Mortgage Loans................................................13
                               Capital and Leverage Policies..........................................................13
                               Employees..............................................................................14
                               Competition............................................................................14
                               Tax Status of the Company..............................................................14
                               Factors That May Affect Future Results.................................................14
ITEM 2.         Properties............................................................................................20
ITEM 3.         Legal Proceedings.....................................................................................20
ITEM 4.         Submission of Matters to a Vote of Security Holders...................................................20

                                     PART II

ITEM 5.         Market for the Registrant's Common Equity and Related Stockholder Matters.............................21
ITEM 6.         Selected Financial Data...............................................................................22
ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.................23
                               Overview...............................................................................23
                               Results of Operations..................................................................23
                               Residential Mortgage Loans.............................................................25
                               Allowance for Loan Losses..............................................................25
                               Interest Rate Risk.....................................................................25
                               Significant Concentration of Credit Risk...............................................26
                               Liquidity Risk Management..............................................................26
                               Impact of Inflation and Changing Prices................................................27
                               Other Matters..........................................................................27
ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk............................................29
ITEM 8.         Financial Statements and Supplementary Data...........................................................30
ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................30

                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant....................................................31
ITEM 11.        Executive Compensation................................................................................32
ITEM 12.        Security Ownership of Certain Beneficial Owners and Management........................................32
ITEM 13.        Certain Relationships and Related Transactions........................................................34

                                                            PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................35
Signatures............................................................................................................36

Audited Financial Statements.........................................................................................F-1


Forward-Looking Statements. This Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that pertain to our future operating results. Words such as "anticipate," "believe," "expect," "intend," and other similar expressions are intended to identify these statements. Forward-looking statements are not historical facts and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our actual results could differ materially from those in the forward-looking statements due to such factors as (i) the Company's dependence upon the operations of its affiliated servicer and upon the financial condition and operations of its parent, California Federal Bank; (ii) regulatory restrictions on the Company's operations; (iii) interest rate changes; (iv) declines in real estate values and increases in uncollected or uncollectable mortgage loans; (v) the concentration of the Company's portfolio in loans secured by residential properties located in California; (vi) the inclusion of high balance mortgage loans in the Company's portfolio; (vii) changes made by the Company's Board of Directors in the Company's investment and operating policies and strategies, including whether or not to incur indebtedness; and (viii) failure to qualify as a real estate investment trust for federal income tax purposes. These factors are discussed in greater detail in "Business ---Factors That May Affect Future Results" below. We assume no obligation to update any of our forward-looking statements.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

California Federal Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on November 19, 1996 which was created for the purpose of acquiring, holding and managing real estate assets. The Company's outstanding common stock is wholly-owned by California Federal Bank (the "Bank"). The Bank is wholly-owned indirectly by Golden State Bancorp Inc. ("Golden State"). The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, in general, the Company is not subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC.

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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Companys initial portfolio of residential mortgage loans at their estimated fair value. The residential mortgage loans were recorded in the accompanying financial statements at the Banks carrying value which approximated their estimated fair values. Pursuant to a servicing agreement (the "Servicing Agreement"), the Banks wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), services the Companys residential mortgage loans.

DESCRIPTION OF COMMON STOCK

         Dividends

Holders of common stock are entitled to receive dividends if, when and as authorized and declared by the Company's Board of Directors (the "Board") out of assets legally available therefor, provided that, so long as any shares of preferred stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the common stock unless full dividends on the shares of all series of preferred stock, including accumulations in the case of any cumulative preferred stock, have been paid. In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its annual REIT taxable income to the stockholders. See "-- Tax Status of the Company."

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



                       If Redeemed During the                               Redemption Price
                           12-month Period                                 Per Share of the
                        Beginning January 31,                          Series A Preferred Shares
                      -----------------------                          -------------------------

                      2002..................................                     $26.14
                      2003..................................                      25.91
                      2004..................................                      25.68
                      2005..................................                      25.46
                      2006..................................                      25.23
                      2007 and thereafter...................                      25.00



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

DIVIDEND POLICY

In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT taxable income to its stockholders. For the years ended prior to December 31, 2001, the company was required to distribute 95% of its REIT taxable income to it stockholders. The Company currently expects to distribute dividends annually to satisfy these REIT requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of dividends declared and paid to the common stockholder and to the holders of the Series A Preferred Shares during the years ended December 31, 2001, 2000 and 1999.

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

As of December 31, 2001, the Bank had assets totalling $56.4 billion, deposits totalling $25.2 billion and operated retail branch offices at 356 locations in California and Nevada.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a core capital (or leverage) ratio of less than 4.0%. At December 31, 2001, the Bank's total risk-based capital ratio was 12.98%, its tier 1 risk-based capital ratio was 11.54% and its core capital (or leverage) ratio was 6.62%.

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

RESIDENTIAL MORTGAGE LOANS

The Company's portfolio of mortgage loans consisted of 1-4 unit residential mortgage loans totalling $933.2 million and $970.4 million at December 31, 2001 and 2000, respectively, which were primarily adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate, the six-month Treasury rate, and the average of interbank offered rates for six month U.S. dollar-denominated deposits in the London market ("LIBOR"). Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term.

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

The following table reflects residential mortgage loans with past due principal and interest payments as of December 31, 2001 and 2000:


                                                   2001                                       2000
                                   --------------------------------------    ---------------------------------------
                                    Principal Balance       Percent           Principal Balance        Percent
                                     (in thousands)      of Total Loans        (in thousands)       of Total Loans
-----------------------------------------------------------------------    -----------------------------------------
       30 to 59 days past due                   $1,593             0.17%                  $1,775              0.18%
       60 to 89 days past due                    1,397             0.15                    1,162              0.12
       90 days or more past due                  2,214             0.24                    1,628              0.17
                                                ------             ----                   ------              ----
                                                $5,204             0.56%                  $4,565              0.47%
                                                ======             ====                   ======              ====

--------------------------------------------------------------------------------------------------------------------


It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 2001 and 2000.

For loans on nonaccrual status at December 31, 2001 and 2000, the Company recognized $127,000 and $59,000 of interest income, respectively. The Company would have recognized $172,000 and $120,000 of interest income during the years ended December 31, 2001 and 2000, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

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

GEOGRAPHIC DISTRIBUTION

At December 31, 2001, the Company's total residential mortgage loan portfolio included $758.4 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

At December 31, 2001 and 2000, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of factors could cause the Company's actual results to differ materially from those in the forward-looking statements made in this Form 10-K, made in other documents filed by the Company with the Securities and Exchange Commission or made by the Company's senior management orally to analysts, investors, the media and others. Some of these factors are described below.

         The Company's Dependence Upon FNMC and the Bank

The Company is dependent upon the diligence and skill of its officers and the officers and employees of FNMC for the selection, structuring and monitoring of its mortgage assets. In addition, the Company is dependent upon the expertise of FNMC for the servicing of its mortgage loans. FNMC may subcontract all or a portion of its obligations under its servicing agreement with the Company to one or more affiliates, and under certain circumstances to non-affiliates, involved in the business of managing or servicing mortgage assets, subject to the approval of the independent directors of the Company. If FNMC subcontracts its obligations in such a manner, the Company will be dependent upon the subcontractor.

A decline in the performance and capital levels of the Bank or its placement into conservatorship or receivorship could result in the occurrence of an Exchange Event, which would result in holders of the Series A Preferred Shares owning preferred stock of the Bank, which would be an investment in the Bank rather than in the Company. An investment in the Bank is also subject to certain risks that are distinct from the risks associated with an investment in the Company, such as risks relating to the capital level and other federal regulatory requirements applicable to the Bank, the performance of the Bank's loan portfolio and the Bank's reliance on non-interest income. An investment in the Bank is also subject to the general risks inherent in equity investments in depository institutions. As a result, holders of Series A Preferred Shares would become holders of preferred stock of the Bank at a time when the financial condition of the Bank was deteriorating or when the Bank had been placed into conservatorship or receivership. In that event, the holders of the preferred stock of the Bank likely would receive, if anything, substantially less than the holders of the Series A Preferred Shares would have received if the Series A Preferred Shares had not been exchanged for preferred stock of the Bank. Furthermore, there can be no assurance that the Bank would be in a financial position to pay any dividends on its preferred stock.

         Dividend and Other Regulatory Restrictions on Operations of the Company

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank's relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of the Series A Preferred Shares), or to redeem shares or even to require the Bank to sever its relationship with or divest its ownership of the Company. Such actions could potentially result in the Company's failure to qualify as a REIT.

Payment of dividends on the Series A Preferred Shares could also be subject to regulatory limitations if the Bank became undercapitalized for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 capital ratio of less than 4.0% and a core capital (or leverage) ratio of less than 4.0%. At December 31, 2001, the Bank's total risk based capital ratio was 12.98%, its Tier 1 capital ratio was 11.54% and its core capital (or leverage) ratio was 6.62%. In addition, federal regulatory authorities would have the authority to restrict the ability of the Company to pay dividends to its stockholders if such dividend payments were inconsistent with the safe and sound operation of the Bank.

If the Automatic Exchange occurs and the Bank has not been placed into conservatorship or receivership, the Bank would likely be prohibited from paying dividends on the preferred stock of the Bank because the Bank would be "undercapitalized." In addition, the Bank's ability to pay dividends should its capital status improve would be subject to various restrictions under OTS regulations, a resolution of the Bank's board of directors and certain contractual provisions.

However, if the Automatic Exchange occurs after the Bank has been placed into conservatorship or receivership, the Bank would not be able to pay dividends on its preferred stock, and the claims of the Bank's depositors and of its secured, senior, general and unsubordinated creditors would be entitled to a priority of payment over the claims of holders of equity interests such as the preferred stock of the Bank.

         Interest Rate Risk

The Company's income consists primarily of interest payments on the mortgage loans held by it, most of which are adjustable rate loans. If interest rates decrease (as measured by the indices upon which the interest rates of the mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its residential mortgage loans and may find it more difficult to purchase additional mortgage loans bearing interest rates sufficient to support payment of the dividends on the Series A Preferred Shares. In addition, certain residential mortgage loan products that the Company may have in its portfolio could allow borrowers in such an interest rate environment to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a low fixed interest rate. Because the rate at which dividends are required to be paid on the Series A Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

In addition, certain residential mortgage loans included in the Company's portfolio have the potential to negatively amortize. If there is an increase in interest rates on such mortgage loans (as measured by the indices upon which the interest rates of the mortgage loans are based), the Company may experience a decrease in income available to be distributed to its stockholders where such increase in the interest rates does not coincide with a corresponding adjustment of the borrowers' monthly payments.

         Dividends Not Cumulative

Dividends on the Series A Preferred Shares are not cumulative. Consequently, if the Board of Directors does not authorize and declare a dividend on the Series A Preferred Shares for any period, including in the event the Company is prevented from paying such dividend by the OTS, the holders of the Series A Preferred Shares would not be entitled to recover such dividend, whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in the best interests of the Company to pay less than the full amount of the stated dividends on the Series A Preferred Shares or no dividends for any quarter notwithstanding that funds are available. Factors that could be considered by the Board of Directors in making this determination are the Company's financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board of Directors may deem relevant. To remain qualified as a REIT, the Company must distribute annually at least 90% of its REIT taxable income to stockholders.

         Risks Associated with Mortgage Loans Generally

An investment in the Series A Preferred Shares may be affected by, among other things, a decline in real estate values. In the event a substantial amount of the mortgage loans held by the Company become nonperforming, the Company may not have funds sufficient to pay dividends on the Series A Preferred Shares.

Factors that could affect the value of the mortgage loans held by the Company include the following:

         Real Estate Market Conditions

The results of the Company's operations will be affected by various factors, many of which are beyond the control of the Company, such as local and other economic conditions affecting real estate value, interest rate levels and the availability of credit to refinance mortgage loans at or prior to maturity. The results of the Company's operations depend on, among other things, the level of interest income generated by the Company's mortgage assets, the market value of such mortgage assets and the supply of and demand for such mortgage assets. Further, no assurance can be given that the values of the properties securing the mortgage loans included in the Company's portfolio have remained or will remain at the levels existing on the dates of origination of such mortgage loans.

         Delays in Liquidating Defaulted Mortgage Loans

Even assuming that the mortgaged properties underlying the mortgage loans held by the Company provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the liquidation of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds by the Company. An action to foreclose on a mortgaged property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if defenses or counterclaims are interposed, sometimes requiring several years to complete. Furthermore, in some states an action to obtain a deficiency judgment is not permitted following a nonjudicial sale of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede the ability of the Company to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related mortgage loan. In addition, the servicer of the Company's mortgage loans will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated mortgage loans, including a disposition fee equal to 1% of the aggregate proceeds obtained in a sale of a defaulted mortgage loan, legal fees and costs of legal action, real estate taxes and maintenance and preservation expenses, thereby reducing amounts available to the Company. As used herein, unless the contest indicates otherwise, "mortgaged properties" includes shares in a cooperative and the related proprietary leases and occupancy agreements that are allocated to a dwelling unit in a residential cooperative housing corporation.

         Legal Considerations

Applicable state laws generally regulate interest rates and other charges and require certain disclosures to borrowers. In addition, most states have other laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and practices which may apply to the origination, servicing and collection of the mortgage loans. Certain states such as California also limit the remedies that may be available to a lender in the event of default. Depending on the provisions of the applicable law and the specific facts and circumstances involved, these laws, policies and principles may limit the ability of the Company to collect all or part of the principal of or interest on the mortgage loans, may entitle the borrower to a refund of amounts previously paid and, in addition, could subject the Company to damages and administrative sanctions.

         Environmental Considerations

In the event that the Company is forced to foreclose on a defaulted mortgage loan to recover its investment in such mortgage loan, the Company may be subject to environmental liabilities in connection with the underlying real property that could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.

         Negatively Amortizing Loans

The difference between the amount of the monthly interest payment made by the borrower and the full amount of interest owed for the month, known as deferred interest or negative amortization, is added to the principal balance of the residential mortgage loan. Any resulting increase in the borrower's monthly payment when the payment does adjust may exceed the borrower's ability to pay, thereby increasing the possibility of default. In addition, with respect to certain of those residential mortgage loans that have the potential to negatively amortize, the related borrower has the option to limit the amount by which the residential mortgage loan negatively amortizes by making an "interest only" payment in an amount that would be sufficient to pay the full monthly interest cost of the residential mortgage loan. In those instances where the residential mortgage loan is negatively amortizing or the borrower is making an "interest only" payment, the lender is permitted to reamortize the residential mortgage loan and require the borrower to make full amortizing principal and interest payments either (i) approximately every fifth semiannual or annual payment adjustment date during the term of the residential mortgage loan or (ii) when the outstanding principal balance of the residential mortgage loan equals or exceeds a percentage ranging from 110% to 125% of the original loan balance. Due to the extended period of time during which a borrower may not be required to make fully amortizing principal and interest payments on a residential mortgage loan, any monthly payment adjustment that would require fully amortizing principal and interest payments could be significant and could exceed the borrower's ability to pay, thereby increasing the likelihood of default.

         Concentration in California

In addition to the foregoing, certain geographic regions of the United States from time to time will experience natural disasters or weaker regional economic conditions and housing markets and, consequently, may experience higher rates of loss and delinquency on mortgage loans generally. Any concentration of the mortgage loans in such a region may present risks in addition to those generally present with respect to mortgage loans. At December 31, 2001, approximately 81.3% of the residential mortgage loans included in the Company's portfolio were secured by residential properties located in California. These mortgage loans may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments or natural hazards, such as earthquakes, that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages.

         High Balance Mortgage Loans

As of December 31, 2001, the average original principal balance of the residential mortgage loans included in the Company's portfolio was approximately $224,400 and approximately 7.1% of the Company's portfolio (calculated as of December 31, 2001) had original principal balances in excess of $500,000. The loss and delinquency experience on such higher balance loans may have a disproportionate effect on the Company's portfolio as a whole.

         Ability of the Board of Directors to Revise the Policies and Strategies of the Company

The Board of Directors has established the investment policies and operating policies and strategies of the Company. These policies may be revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the independent directors) without a vote of the Company's stockholders, including holders of the Series A Preferred Shares. The ultimate effect of any change in the policies and strategies on a holder of Series A Preferred Shares may be positive or negative and may increase risks to the Company.

         Ability to Increase Leverage May Affect the Company's Ability to Receive Interest Income

Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of mortgage loans, the Company may do so at any time, provided, that indebtedness in excess of 20% of the Company's stockholders' equity may not be incurred without the approval of a majority of the independent directors of the Company. To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage including, without limitation, changes in interest rates, prepayment risk and risks of various hedging strategies.

         Relationship with the Bank and Its Affiliates; Conflicts of Interest

The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the common stock of the Company. FNMC acts as servicer of the Company's mortgage loans. In addition, other than the independent directors, all of the officers and directors of the Company are also officers and directors of the Bank or its affiliates. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors.

The Company is dependent on the diligence and skill of its officers and the officers and employees of the Bank and of any of the Bank's affiliates for the selection, structuring and monitoring of its mortgage assets. In addition, the Company is dependent on FNMC (and any non-affiliates with which it enters into sub-servicing agreements) for the servicing of its mortgage loans. The Bank and its affiliates may have interests that are not identical to those of the Company and the ultimate beneficial owners of the Bank's common stock may have investment goals and strategies that differ from those of the holders of the Series A Preferred Shares. Consequently, conflicts of interest may arise with respect to transactions, including without limitation the Company's acquisitions of mortgage loans from the Bank or its affiliates; future dispositions of mortgage loans to the Bank or any of its non-bank subsidiaries; and the modification of the Servicing Agreement. It is the intention of the Company and the Bank that any agreements and transactions between the Company, on the one hand, and the Bank and its affiliates, on the other hand, be fair to all parties and consistent with market terms, including the prices paid and received for mortgage loans on their acquisition or disposition by the Company. The requirement that certain actions of the Company be approved by a majority of the independent directors is also intended to ensure fair dealings between the Company, on the one hand, and the Bank and its affiliates, on the other hand. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

         No Third Party Valuation of the Mortgage Loans; No Arms'-Length Negotiations with Affiliates

It is not anticipated that third party valuations will be obtained in connection with future acquisitions and disposition of mortgage loans even in circumstances where an affiliate of the Company is selling the mortgage loans to, or purchasing the mortgage loans from, the Company. Accordingly, although the Company and the Bank intend that future acquisitions or dispositions of mortgage loans be on a fair value basis, there can be no assurance that the consideration to be paid (or received) by the Company to (or from) the Bank or any of its affiliates in connection with future acquisitions or dispositions of mortgage loans will not differ from the fair value of such mortgage loans.

     Tax Risks

         Adverse Consequences of Failure to Qualify as a REIT

The Company attempts to operate so as to qualify as a REIT under the Code. Although the Company believes that it will be owned and organized and will operate in such a manner, no assurance can be given that the Company will be able to operate in such a manner so as to qualify as a REIT or to remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control.

If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the amount available for distribution to the Company's stockholders would be reduced for the year or years involved. To the extent the Company fails to qualify as a REIT, the Bank has agreed to indemnify the Company for such income tax liability. A failure of the Company to qualify as a REIT would not by itself give the Company the right to redeem the Series A Preferred Shares.

Notwithstanding that the Company currently intends to continue to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its common stock and preferred stock to revoke the REIT election. As long as any Series A Preferred Shares is outstanding, any such determination by the Company may not be made without the approval of a majority of the independent directors. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

         REIT Requirements with Respect to Stock Ownership

In order for the Company to qualify, and to continue to qualify, as a REIT under the Code, not more than 50% of the value of its outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year. The Five or Fewer Test is applied using certain constructive ownership rules. Immediately after the Offering, certain significant shareholders of the Bank (i.e., Ronald O. Perelman and Gerald J. Ford) will, through their constructive ownership of a beneficial interest in the Bank, constitute two individuals for purposes of this test and, under the applicable statutory rules for determining percentages of ownership, will be deemed to own constructively approximately 23% of the value of the outstanding shares of stock in the Company. Presently, there are no restrictions which prevent (i) any Significant Shareholder from increasing or decreasing its percentage ownership of the Company, (ii) any Significant Shareholder from increasing or decreasing its percentage ownership of the Bank (and their percentage ownership in the Company) or (iii) any other person from becoming a significant constructive stockholder of the Company by acquiring an equity interest in the Bank. Moreover, any increase or decrease in the value of the common stock as compared to the value of the Series A Preferred Shares will increase or decrease the percentage of ownership held by the Significant Shareholders.

Because the Company believes that it is essential to qualify, and to continue to qualify, as a REIT, the Charter provides that subject to certain exceptions, no individual or entity other than a Significant Shareholder may own, or be deemed to own by virtue of the attribution rules of the Code, more than the lesser of 2.5% of the number of the issued and outstanding shares of preferred stock, including the Series A Preferred Shares, or 1.25% of the value of all of the classes of issued and outstanding shares of stock of the Company (the "Ownership Limit"). However, certain entities whose interest are widely held (generally, any entity in which no Person actually or constructively owns more than 9.9% of the value) will be permitted to own more than the lesser of 20% of the number of the issued and outstanding shares of preferred stock, including the Series A Preferred Shares or 10% of the value of all of the classes of issued and outstanding shares of stock of the Company, if they satisfy certain notification requirements. The Board of Directors may (but will not be required to), upon the receipt of a ruling from the Internal Revenue Service (the "IRS") or the advice of counsel satisfactory to it, waive the Ownership Limit with respect to an individual or entity if such individual's or entity's ownership will not then or in the future jeopardize the Company's status as a REIT. The transfer of any shares of Preferred Stock, including Series A Preferred Shares (including the occurrence of events other than actual transfers of preferred stock that result in changes in constructive ownership of preferred stock) in violation of such Ownership Limit, or any other events (such as changes in the relative values of the Common Stock and the preferred stock) which would cause an individual or entity to own preferred stock in excess of the Ownership Limit or otherwise cause the Company to fail to qualify as a REIT, will cause the shares of any class or series of preferred stock owned, or deemed to be owned, by or transferred to a stockholder in excess of the Ownership Limit (the "Excess Shares") to be automatically transferred to a trust for the exclusive benefit of a charity to be named by the Company. All rights to dividends to such Excess Shares will be held by such trust.

         REIT Requirements with Respect to Stockholder Distribution

To obtain favorable tax treatment as a REIT qualifying under the Code, the Company generally will be required each year to distribute as dividends to its stockholders at least 90% of it REIT taxable income. Failure to comply with this requirement would result in the Company's income being subject to tax at regular corporate rates. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gains net income for the calendar year and any undistributed taxable income from prior periods.

         Redemption upon Occurrence of a Tax Event

At any time following the occurrence of a Tax Event the Company will have the right to redeem the Series A Preferred Shares in whole but not in part. See "Description of Series A Preferred Shares - Redemption."

         Automatic Exchange Upon Occurrence of the Exchange Event

Upon the occurrence of the Exchange Event, the outstanding Series A Preferred Shares will be automatically exchanged on a one-for-one basis into Bank Preferred Stock. See "Description of Series A Preferred Shares- Automatic Exchange." The Automatic Exchange will be taxable, and each holder of Series A Preferred Shares will have a gain or loss, as the case may be, measured by the difference between the basis of such holder in the Series A Preferred Shares and the fair market value of the Bank preferred stock received in the automatic Exchange. Provided that such holder's Series A Preferred Shares were held as capital assets for more than one year prior to the Automatic Exchange, any gain or loss will be long-term capital gain or loss.

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

During 2001, 2000 and 1999, dividends on the Company's common stock totalled $7.0 million, $20.5 million and $18.6 million, respectively. For a discussion of the Company's dividend distribution policy and any restrictions on the payment of dividends with respect to its common stock, see "Business - Dividend Policy."

ITEM 6.  SELECTED FINANCIAL DATA

The data presented below represents selected financial data relative to the Company for, and as of the end of, the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).


STATEMENTS OF INCOME:                                                   2001             2000             1999
                                                                        ----             ----             ----
Interest income, net of servicing fee expense                          $    64,793    $    69,856        $    65,403

Net interest income                                                    $    64,793    $    69,856        $    65,403

Net interest income after provision for loan losses                    $    64,793    $    69,856        $    65,403

Net income                                                             $    64,670    $    69,795        $    65,481

Average yield on residential mortgage loans                                 6.41%          6.93%              6.49%

BALANCE SHEETS:

Residential mortgage loans, net                                        $   933,168    $   970,398        $   967,286

Total assets                                                           $ 1,012,729    $ 1,000,217        $   996,522

Total stockholders' equity                                             $ 1,011,854    $   999,851        $   996,181

Number of preferred shares outstanding                                  20,000,000     20,000,000         20,000,000
Number of common shares outstanding                                          1,000          1,000              1,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business objective is to acquire, hold and manage residential mortgage loans that will generate net income for distribution to stockholders. The Company currently intends to invest in residential mortgage loans only. The Company's current policy prohibits the acquisition of any mortgage loan which is delinquent at the time of the proposed acquisition or which meets certain criteria for non-performance during the preceding 12 months. The Company currently expects that substantially all of the residential mortgage loans to be acquired will be adjustable rate loans; however, the Company may from time to time acquire fixed interest rate residential mortgage loans. The Company anticipates it will continue to acquire all of its residential mortgage loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on 1-4 unit residential real estate properties, although mortgage loans may be acquired from unaffiliated third parties. The Company may from time to time acquire fixed rate or variable rate mortgage-backed securities issued or guaranteed by agencies of the federal government or government sponsored enterprises. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential, multifamily or commercial real estate properties located throughout the United States.

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

RESULTS OF OPERATIONS

     Years ended December 31, 2001 versus December 31, 2000

Net Income. The Company reported net income for the year ended December 31, 2001 of $64.7 million compared with net income of $69.8 million for the year ended December 31, 2000. This decrease in 2001 compared with 2000 is attributable to a decrease in net interest income.

During each of the years ended December 31, 2001 and 2000, the Company declared and paid dividends of $45.6 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the years ended December 31, 2001 and 2000 totalled $19.0 million and $24.2 million, respectively. During the years ended December 31, 2001 and 2000, the Company declared and paid dividends of $7.0 million and $20.5 million, respectively, to the Bank as common stockholder.

Net Interest Income. The Company reported interest income, net of servicing fee expense, of $64.8 million for the year ended December 31, 2001, a decrease of $5.1 million from the $69.9 million reported for the year ended December 31, 2000. This decrease in interest income is primarily attributable to a lower average yield on the residential mortgage loan portfolio. The lower yield of 6.41% on residential mortgage loans during the year ended December 31, 2001 as compared to 6.93% for the same period in 2000 is primarily due to the repricing of variable rate loans resulting from comparatively lower market interest rates in 2001 versus 2000 and the purchase of new loans at lower current market interest rates. The average outstanding balance of residential mortgage loans during the year ended December 31, 2001 was $4.9 million higher than during the same period in 2000. Interest income, net of servicing fee expense during the year ended December 31, 2001 is comprised of $64.0 million ($67.7 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $819,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.41% and on earning assets of 6.35%, based on average outstanding asset balances of $997.4 million and $1,021.1 million, respectively. Interest income, net of servicing fee expense during the year ended December 31, 2000 is comprised of $68.7 million ($72.4 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $1.1 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.93% and on earning assets of 6.90%, based on average outstanding asset balances of $992.5 million and $1.0 billion, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in the years ended December 31, 2001 and 2000. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

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

Net Interest Income. The Company reported interest income, net of servicing fee expense, of $69.9 million for the year ended December 31, 2000, an increase of $4.5 million from the $65.4 million reported for the year ended December 31, 1999. This increase in interest income is attributed to a higher average yield on the residential mortgage loan portfolio. The higher yield of 6.93% on residential mortgage loans during the year ended December 31, 2000 as compared to 6.49% for the same period in 1999 is primarily due to the repricing of variable rate loans resulting from comparatively higher market interest rates in 2000 versus 1999 and the purchase of new loans at higher current market interest rates. The average outstanding balance of residential mortgage loans during the year ended December 31, 2000 was $905,000 lower than during the same period in 1999. Interest income, net of servicing fee expense during the year ended December 31, 2000 is comprised of $68.7 million ($72.4 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $1.1 million from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.93% and on earning assets of 6.90%, based on average outstanding asset balances of $992.5 million and $1.0 billion, respectively. Interest income, net of servicing fee expense during the year ended December 31, 1999 is comprised of $64.4 million ($68.1 million gross interest less $3.7 million servicing fee expense) from residential mortgage loans and $964,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.49% and on earning assets of 6.45%, based on average outstanding asset balances of $993.4 million and $1.0 billion, respectively.

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

It is the Company's policy to place a loan on nonaccrual status when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at December 31, 2001 and 2000. See "Business - Delinquencies and Nonperforming Loans."

ALLOWANCE FOR LOAN LOSSES

As of December 31, 2001 and 2000, the Company's allowance for loan losses was $7.4 million and $7.6 million, respectively. This allowance is available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company believes its allowance for loan losses as of December 31, 2001 is a reasonable estimate of our known and inherent losses in the current portfolio. Although the Company considers that it has sufficient allowances to absorb losses that currently exist in the portfolio, the precise loss is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 (in thousands):



                                                                   2001                 2000             1999
                                                                   ----                 ----             ----
     Balance - beginning of year                                $ 7,641              $ 7,883          $ 8,413
     Provision for loan losses                                       --                   --               --
     Charge-offs                                                    (53)                (242)            (530)
                                                                ------               -------          -------
     Balance - end of year                                      $ 7,588              $ 7,641          $ 7,883
                                                                =======              =======          =======


The Company's allowance coverage ratio (allowance for loan losses to loans) at December 31, 2001, 2000 and 1999 was 0.81%, 0.79% and 0.81%, respectively, while the Company's ratio of allowance for loan losses to non-performing loans at December 31, 2001, 2000 and 1999 was 343%, 469% and 757%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 2001 and 2000, residential mortgage loans included approximately $115.2 million and $172.2 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 2001 and 2000, approximately $8.6 million and $18.9 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance exceeded the original principal balance by approximately $264,000 and $712,000, as of December 31, 2001 and 2000, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), the Company may experience a decrease in cash available to be distributed to its common stockholder where such increase in the interest rate does not coincide with a corresponding adjustment of the borrowers' monthly payments.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of December 31, 2001:


                                                                                           Book Value
                                                                                         (in thousands)   Percent
                                                                                       ----------------- ---------
       California                                                                         $ 758,415         81.3%
       Florida                                                                               21,370          2.3
       Colorado                                                                              18,754          2.0
       Texas                                                                                 15,938          1.7
       Illinois                                                                              15,541          1.7
       New York                                                                              15,251          1.7
       Nevada                                                                                14,258          1.5
       Washington                                                                            10,235          1.1
       Hawaii                                                                                 9,366          1.0
       Other states (31 states and Washington, D.C.; no state has more than 1%)              53,555          5.7
                                                                                          ---------         ----
                                                                                          $ 932,683         100%
                                                                                          ==========        ====



The 81.3% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT. See "-- Other Matters."

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

Net cash provided by operating activities for the year ended December 31, 2001, totalled $71.0 million, an increase of $300,000 from net cash provided by operating activities for the year ended December 31, 2000. The increase was principally due to the increase in non-cash amortization of purchase discounts and premiums resulting from higher loan prepayment activity and lower accrued interest receivable on loans, offset by lower interest income on mortgage loans.

Net cash provided by operating activities for the year ended December 31, 2000, totalled $70.7 million, an increase of $3.6 million from net cash provided by operating activities for the year ended December 31, 1999. The increase was principally due to the increase in interest income on residential mortgage loans.

Net cash used in investing activities for the year ended December 31, 2001, totalled $8.2 million, compared to net cash used in investing activities of $1.6 million for the year ended December 31, 2000. Cash flows used in investing activities in 2001 included purchases of mortgage loans and accrued interest receivable of $395.6 million and $1.4 million, respectively. Cash flows provided by investing activities in 2001 included mortgage loan principal repayments of $388.1 million and proceeds from sales of foreclosed real estate of $710,000.

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

Net cash used in financing activities for the year ended December 31, 2001, totalled $52.7 million, a decrease of $13.4 million from net cash used in financing activities for the year ended December 31, 2000. The decrease was due to the decrease in common stock dividends paid in 2001 compared to 2000.

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

OTHER MATTERS

As of December 31, 2001, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. As of December 31, 2001 the Company's residential loan portfolio totalled $933.2 million, had a fair value of $942.9 million and a weighted average interest rate, net of the service fee rate, of 6.54%. The portfolio consisted primarily of ARM loans. Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM loan to a fixed rate loan for the remainder of the term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are included in this report at the pages indicated.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors is currently composed of eight members, three of whom are not current officers or employees of the Company or current directors, officers or employees of the Bank or any affiliate of the Bank (the "Independent Directors"). The Company's charter provides that the Independent Directors will consider the interests of the holders of both the Company's common stock and preferred stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company.

The following persons are directors and/or executive officers of the Company (ages as of March 1, 2002):


                   NAME                     AGE     POSITION AND OFFICES HELD
                   ----                     ---     -------------------------

Gerald J. Ford                              57      Chairman, Chief Executive Officer and Director
Carl B. Webb                                52      President, Chief Operating Officer and Director
Christie S. Flanagan                        63      Executive Vice President, General Counsel and Director
P.  Richard Frieder                         67      Director
Robert Nichols                              57      Director
James R. Staff                              54      Director
Richard H. Terzian                          65      Executive Vice President, Chief Financial Officer
                                                      and Director
R. Gerald Turner                            56      Director



Each of the executive officers has held his position with the Company since its inception in November 1996. The following is a summary of the experience of the executive officers and directors of the Company:

Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of the Bank and its predecessors since 1988 and Chairman of the Board and Chief Executive Officer of Golden State since September 1998. Mr. Ford has also been Chairman of the Board and Chief Executive Officer of Golden State Holdings Inc. ("GS Holdings") since 1998. Mr. Ford is Chairman of the Board of FNMC. Mr. Ford is also Chairman of the Board and Chief Executive Officer of Liberte Investors Inc. Mr. Ford is also a Director of Auto One Acceptance Corporation ("Auto One"), Freeport-McMoRan Copper & Gold Co. and McMoRan Exploration Co.

Mr. Webb has served as President, Chief Operating Officer and a Director of Golden State since September 1998, of the Bank and its predecessors since 1988, and of GS Holdings since 1998. Mr. Webb also serves as a Director of FNMC and Auto One.

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

Mr. Frieder has been a Director of the Company since January 1997. Mr. Frieder is a private investor and is an attorney admitted to practice in the State of Pennsylvania. He was President and Chief Executive Officer of KSD Industries, Inc., a company engaged in manufacturing and sale of household hardware, from 1974 until 2001.

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

Dr. Turner has been a Director of the Company since January 22, 2001 and the President of Southern Methodist University in Dallas, Texas since June 1995. He was Chancellor of the University of Mississippi from 1984 to 1995. Dr. Turner also serves as a Director of J.C. Penney Company, Inc., ChemFirst Inc., and American AAdvantage Funds.

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

Preferred Stock of the Company

The following table sets forth information as of March 1, 2002, concerning the shares of Series A Preferred Shares beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


                                                                 AMOUNT AND NATURE      PERCENT
                                                                        OF                OF
            NAME OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP      CLASS
            ------------------------                           --------------------     --------
Christie S. Flanagan.........................................            4,440               *
Gerald J. Ford... ...........................................           51,700 (1)           *
P. Richard Frieder...........................................                0               *
Robert Nichols... ...........................................                0               *
James R. Staff... ...........................................            8,000               *
Richard H. Terzian...........................................                0               *
R. Gerald Turner.............................................              500               *
Carl B. Webb..... ...........................................           24,000               *
All directors and executive officers as a group (8 persons)..           88,640               *


-------
*        Less than one percent of the outstanding shares in each case.

(1) Includes 40,000 shares held by Turtle Creek Revocable Trust, a revocable trust organized under the laws of the State of Texas, of which Gerald J. Ford is the sole grantor and trustor.

Common Stock of Golden State

The Company is an indirect subsidiary of Golden State. The following table sets forth information as of March 1, 2002, concerning the shares of Golden State common stock beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


                                                                             AMOUNT AND NATURE      PERCENT
                                                                                     OF               OF
                         NAME OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP     CLASS
                         ------------------------                           --------------------    -------
Christie S. Flanagan...................................................             60,527(1)          *
Gerald J. Ford.........................................................         20,108,186(2)        14.76%
P. Richard Frieder.....................................................              1,000             *
Robert Nichols.........................................................                  0             *
James R. Staff.........................................................             70,883(3)          *
Richard H. Terzian.....................................................             54,721(4)          *
R. Gerald Turner.......................................................                  0             *
Carl B. Webb...........................................................            320,835(5)          *
All directors and executive officers as a group (8 persons)............         20,616,152(6)        15.13%


--------
*    Less than one percent of the outstanding shares in each case.

(1) Includes 12,527 restricted shares of common stock and 41,000 options to purchase shares of common stock.

(2) Includes 99,958 restricted shares of common stock owned by Mr. Ford and 323,667 options to purchase shares of common stock. Also includes 19,684,561 shares of common stock owned by Hunter's Glen/Ford, Ltd. Mr. Ford and a corporate entity controlled by Mr. Ford are the general partners of Hunter's Glen/Ford, Ltd. Accordingly, Mr. Ford may be deemed to be the beneficial owner of all of the shares of common stock owned by Hunter's Glen/Ford, Ltd.

(3) Includes 17,217 restricted shares of common stock and 53,666 options to purchase shares of common stock.

(4) Includes 9,388 shares of restricted stock and 4,000 shares held jointly with Mr. Terzian's spouse. Also includes 41,333 options to purchase shares of common stock.

(5) Includes 41,835 restricted shares of common stock and 229,000 options to purchase common stock.

(6) Includes 180,925 restricted shares granted to executive officers pursuant to the Golden State Bancorp Inc. Omnibus Stock Plan. Also includes 4,000 shares as to which voting and investment power are shared.

Litigation Tracking Warrants(TM) of Golden State

The following table sets forth information as of March 1, 2002 concerning the number of Litigation Tracking Warrants(TM) of Golden State (sometimes referred to as "LTWs") beneficially owned by each director and/or executive officer named in Item 10 and by all directors and/or executive officers of the Company as a group.


                                                                                  AMOUNT AND NATURE      PERCENT
                                                                                         OF                 OF
                           NAME OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP      CLASS
                           ------------------------                             --------------------     -------
Christie S. Flanagan......................................................                7,000             *
Gerald J. Ford............................................................            1,903,000(1)        2.28%
P. Richard Frieder........................................................                    0              0
Robert Nichols............................................................                    0              0
James R. Staff............................................................                    0              0
Richard H. Terzian........................................................                    0              0
R. Gerald Turner..........................................................                    0              0
Carl B. Webb..............................................................                    0              0
All directors and executive officers as a group (8 persons)...............            1,910,000           2.28%


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

Change in Control of Golden State

As of March 1, 2002, GSB Investments Corp. ("GSB Investments") owned 42,949,525 shares, representing 31.6% of the outstanding common stock of Golden State. Ronald O. Perlman is the indirect beneficial owner of all of the outstanding capital stock of GSB Investments and accordingly, he may be deemed to be the beneficial owner of all of the shares of common stock owned by GSB Investments. Of these shares, 15,080,724 are pledged to Credit Suisse First Boston, of which Credit Suisse First Boston may borrow 12,080,724 shares from time to time, in connection with forward sales transactions. GSB Investments beneficial shares also include 4,000,000 shares pledged to J.P. Morgan Securities Inc., which J.P. Morgan Securities may borrow from time to time, in connection with forward sale transactions. GSB Investments has the right to demand the return of any or all of the borrowed shares upon five business day's notice under certain circumstances. The other shares of GSB Investments are pledged to secure obligations of Mafco Holdings and its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FNMC services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the related servicing agreement. Loan servicing fees paid to FNMC for the years ended December 31, 2001, 2000 and 1999 totalled $3.7 million, $3.6 million and $3.7 million, respectively. See "Business - Servicing of Residential Mortgage Loans."

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

Dated: March 20, 2002

                              CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION



                              By:  /s/ Gerald J. Ford
                                 ----------------------
                                 Gerald J. Ford
                                 Chairman of the Board
                                 and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



              NAME                                TITLE                                     DATE

      /s/ Gerald J. Ford                          Chairman of the Board, Chief              March 20, 2002
-------------------------------                   Executive Officer and Director
         Gerald J. Ford

      /s/ Carl B. Webb                            President, Chief Operating                March 20, 2002
-------------------------------                   Officer and Director
          Carl B. Webb

      /s/ Christie S. Flanagan                    Executive Vice President,                 March 20, 2002
-------------------------------                   General Counsel and Director
      Christie S. Flanagan


      /s/ Richard H. Terzian                      Executive Vice President, Chief           March 20, 2002
-------------------------------                   Financial Officer and Director
       Richard H. Terzian                         (Principal Financial Officer)


               *                                  Director                                  March 20, 2002
-------------------------------
       P. Richard Frieder

               *                                  Director                                  March 20, 2002
-------------------------------
         Robert Nichols

               *                                  Director                                  March 20, 2002
-------------------------------
        R. Gerald Turner

      /s/ James R. Staff                          Director                                  March   , 2002
-------------------------------
         James R. Staff



* Eric K. Kawamura, by signing his name, hereto, does hereby execute this report on Form 10-K on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report on Form 10-K.

                                                  By: /s/ Eric K. Kawamura
                                                     --------------------------
                                                     Eric K. Kawamura
                                                     Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
California Federal Preferred Capital Corporation:



We have audited the accompanying balance sheets of California Federal Preferred Capital Corporation (the "Company") as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Federal Preferred Capital Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                     KPMG LLP



McLean, Virginia
March 19, 2002

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                           December 31, 2001 and 2000
                  (dollars in thousands, except per share data)

                                                                                         2001              2000
                                                                                         ----              ----
ASSETS

Residential mortgage loans, net                                                        $   933,168       $   970,398
Cash and cash equivalents                                                                   18,702             8,526
Due from affiliates                                                                         56,622            15,109
Accrued interest receivable                                                                  4,137             5,615
Foreclosed real estate, net                                                                     99               569
                                                                                       -----------       -----------
     TOTAL ASSETS                                                                      $ 1,012,729       $ 1,000,217
                                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                      $       638       $        56
Accounts payable and accrued liabilities                                                       237               310
                                                                                       -----------       -----------
                                                                                               875               366
                                                                                       -----------       -----------

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference $500,000,
     30,000,000 shares authorized, 20,000,000 shares issued and outstanding                500,000           500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding
Additional paid-in capital                                                                 500,000           500,000
Retained earnings (accumulated deficit)                                                     11,854              (149)
                                                                                       -----------       -----------
     Total Stockholders' Equity                                                          1,011,854           999,851
                                                                                       -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,012,729       $ 1,000,217
                                                                                       ===========       ===========




See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                                2001             2000            1999
                                                                                ----             ----            ----
INTEREST INCOME

Residential mortgage loans                                                     $ 67,651     $  72,375         $  68,121
     Less: servicing fee expense                                                 (3,677)       (3,643)           (3,682)
                                                                               --------     ---------         ---------
                                                                                 63,974        68,732            64,439
Short-term investments                                                              819         1,124               964
                                                                               --------     ---------         ---------
     Interest income, net of servicing fee expense                               64,793        69,856            65,403

INTEREST EXPENSE

Borrowing from Bank
                                                                               --------     ---------         ---------
     Net interest income                                                         64,793        69,856            65,403

Provision for loan losses
                                                                               --------     ---------         ---------
     Net interest income after provision for loan losses                         64,793        69,856            65,403
                                                                               --------     ---------         ---------

NONINTEREST EXPENSE

Directors fees                                                                       74            50                52
Professional fees                                                                    72            69                87
Foreclosed real estate operations, net                                              (64)         (151)             (190)
Other                                                                                41            93               (27)
                                                                               --------     ---------         ---------
     Total noninterest expense (income)                                             123            61               (78)
                                                                               --------     ---------         ---------

NET INCOME                                                                       64,670        69,795            65,481

Preferred stock dividends                                                        45,625        45,625            45,625
                                                                               --------     ---------         ---------

NET INCOME AVAILABLE TO COMMON
     STOCKHOLDER                                                               $ 19,045     $  24,170         $  19,856
                                                                               ========     =========         =========



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)


                                                                                                      Retained
                                                                                     Additional       Earnings           Total
                                                          Preferred      Common       Paid-in       (Accumulated     Stockholders'
                                                            Stock         Stock       Capital         Deficit)          Equity
                                                          ---------       -----       -------         --------          ------
BALANCE AT DECEMBER  31, 1998                            $ 500,000        $          $ 500,000       $ (5,090)       $  994,910

Net income                                                                                             65,481            65,481

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock,
     series A                                                                                         (45,625)          (45,625)

Dividends paid on common stock                                                                        (18,585)          (18,585)
                                                         ---------        -------    ---------      ---------        --------

BALANCE AT DECEMBER  31, 1999                              500,000                     500,000         (3,819)          996,181

Net income                                                                                             69,795            69,795

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock,
     series A                                                                                         (45,625)          (45,625)

Dividends paid on common stock                                                                        (20,500)          (20,500)
                                                         ---------        -------    ---------      ---------        --------

BALANCE AT DECEMBER  31, 2000                              500,000                     500,000           (149)          999,851

Net income                                                                                             64,670            64,670

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock,
     series A                                                                                         (45,625)          (45,625)

Dividends paid on common stock

                                                                                                       (7,042)           (7,042)
                                                         ---------        -------    ---------      ---------        --------
BALANCE AT DECEMBER  31, 2001                            $ 500,000        $   __     $ 500,000      $  11,854        $1,011,854
                                                         =========        =======    =========      =========        ==========



See accompanying notes to financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                                           2001           2000            1999
                                                                                           ----           ----            ----
OPERATING ACTIVITIES:

Net income                                                                               $ 64,670       $ 69,795        $ 65,481
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Amortization of purchase discounts and premiums, net                                   3,647            934           1,119
     Provision for losses on foreclosed real estate                                            --             --              15
     Interest capitalized on negatively amortizing loans                                      (60)          (114)           (224)
     Gain on sales of foreclosed real estate, net                                             (64)          (151)           (205)
     Decrease/(increase) in due from affiliates                                              (555)           517            (207)
     (Increase)/decrease in accrued interest receivable                                     2,886           (273)          1,638
     Increase/(decrease) in accounts payable and accrued liabilities                          (73)            65             121
     (Decrease)/increase in due to affiliates                                                 582            (40)           (616)
                                                                                         --------       --------        --------

Net cash provided by operating activities                                                  71,033          70,733         67,122
                                                                                         --------       --------        --------
INVESTING ACTIVITIES:

Purchase of mortgage loans                                                               (395,556)      (160,675)       (311,757)
Mortgage loan principal repayments                                                        388,064        158,703         311,462
Purchase of accrued interest receivable                                                    (1,408)          (693)         (1,243)
Proceeds from sales of foreclosed real estate                                                 710          1,098           1,606
                                                                                         --------       --------        --------

Net cash (used in) provided by investing activities                                        (8,190)        (1,567)             68
                                                                                         --------       --------        --------
FINANCING ACTIVITIES:

Common stock dividends paid                                                                (7,042)       (20,500)        (18,585)
Preferred stock dividends paid                                                            (45,625)       (45,625)        (45,625)
                                                                                         --------       --------        --------

Net cash used in financing activities                                                     (52,667)       (66,125)        (64,210)
                                                                                         --------       --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  10,176          3,041           2,980

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              8,526          5,485           2,505
                                                                                         --------       --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $ 18,702       $  8,526        $  5,485
                                                                                         ========       ========        ========

Supplemental disclosures of cash flow information:

     Cash paid for interest                                                              $              $               $
     Non-cash investing activities:
          Mortgage loan principal reductions due to foreclosure                                45            479           1,670
          Mortgage loan principal decrease for timing difference
               between principal repayments received by servicer and related cash
               received by Company during the period                                       40,958          2,439          23,586






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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value. The residential mortgage loans were recorded in the accompanying financial statements at the Bank's carrying value which approximated their estimated fair values. Pursuant to a servicing agreement (the "Servicing Agreement"), the Bank's wholly-owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC"), services the Company's mortgage assets.

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

         Pursuant to IRC Section 857(a), the Company is required to distribute 90% of its REIT taxable income. Taxable income may vary from book earnings as a result of temporary differences. For the years ended December 31, 2001, taxable income before dividend distributions was estimated to be $64.7 million and, for the years ended December 31, 2000 and 1999, taxable income before dividend distributions was $69.6 million and $65.1 million, respectively. Temporary differences consisted primarily of differences in the book basis and tax basis of residential mortgage loans and provisions for loan losses in excess of charge-offs.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

         (f)  Management's Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (g)  Earnings per Share

         As all the Company's common stock is owned by the Bank, earnings per share data is not presented.

         (h)  Newly Issued Accounting Pronouncements

         Business Combinations

         On July 20, 2001, the FASB issued SFAS No. 141 which defines a business combination as a transaction through which an enterprise acquires all or a portion of the net assets that constitute a business or equity interests of one or more enterprises and obtains control over those enterprises. This definition is not substantively different from the APB Opinion No. 16 definition.

         SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Use of the pooling-of-interests method to account for business combinations, which APB Opinion No. 16 required to be used when certain criteria were met, is prohibited. SFAS No. 141 provides guidance for determining the acquiror versus the acquiree in an acquisition. In addition, SFAS No. 141 requires that additional information be disclosed about business combination transactions.

         The accounting, disclosure and financial statement provisions of SFAS No. 141 became effective for business combinations initiated after June 30, 2001, and has not materially impacted the Company's current financial condition or operating results.

         Accounting for the Impairment or Disposal of Long-Lived Assets

         On October 3, 2001, the FASB issued SFAS No. 144. SFAS No. 144 establishes a single accounting model for the financial accounting and reporting for impairment or disposal of long-lived assets. The reason for issuing the Statement stemmed from the failure of SFAS No. 121 to address the accounting for the disposal of a segment of a business accounted for as a discontinued operation under APB Opinion No. 30. Thus, two accounting models existed for the disposal of long-lived assets. SFAS No. 144 is based on the framework established in SFAS No. 121.

         The accounting, disclosure and financial statement provisions of SFAS No. 144 are effective for financial statements issued for the Company beginning January 1, 2002. The provisions of the Statement generally are to be applied prospectively.

         The implementation of SFAS No. 144 is not expected to materially impact the Company's financial condition or operating results.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(3)  Residential Mortgage Loans, Net

At December 31, 2001 and 2000, residential mortgage loans, net consisted of the following (in thousands):

                                                                   At December 31
                                                                   --------------
                                                                  2001               2000
                                                             ------------        -----------
               1-4 unit residential mortgage loans           $    932,683         $ 971,145
               Purchase discounts and premiums, net                 8,073             6,894
               Allowance for loan losses                           (7,588)           (7,641)
                                                             ------------         ---------

               Total residential mortgage loans, net         $    933,168         $ 970,398
                                                             ============         =========

At December 31, 2001 and 2000, residential mortgage loans on nonaccrual totalled $2.2 million and $1.6 million, respectively.

For loans on nonaccrual at December 31, 2001 and 2000, the Company recognized $127,000 and $59,000 of interest income during the years ended December 31, 2001 and 2000, respectively. The Company would have recognized $172,000 and $120,000 of interest income during the years ended December 31, 2001 and 2000, respectively, on such loans had the borrowers performed under the contractual terms of the loans.

At December 31, 2001, the Company's total residential mortgage loan portfolio includes $758.4 million of loans secured by residential real estate properties located in California. These loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages.

Activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is summarized as follows (in thousands):



                                                      2001             2000           1999
                                                      ----             ----           ----
               Balance - beginning of year          $  7,641        $  7,883         $ 8,413
               Provision for loan losses
               Charge-offs                               (53)           (242)           (530)
                                                    ---------       --------         -------

               Balance - end of year                $  7,588        $  7,641         $ 7,883
                                                    ========        ========         =======

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(5)  Dividends

     Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during each of the years ended December 31, 2001, 2000 and 1999 to the holders of the Series A Preferred Shares totalled $45.6 million, respectively.

Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Common stock dividends paid during the years ended December 31, 2001, 2000 and 1999 totalled $7.0 million, $20.5 million and $18.6 million, respectively.

(6)  Related Party Transactions

The Company entered into the Servicing Agreement with FNMC pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least 30 days written prior notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense totalled $3.7 million, $3.6 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a foreclosed residential mortgage loan. The Company recorded such disposition fees totalling $5,100, $12,000 and $24,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $56.6 million and $15.1 million at December 31, 2001 and 2000, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in January 2002 and 2001, respectively, as provided in the Servicing Agreement. At December 31, 2001 and 2000, trust funds of approximately $1.4 million represent escrows received from borrowers, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

As of December 31, 2001 and 2000 the Company owed the Bank approximately $638,000 and $56,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during January 2002 and 2001, respectively.

During the years ended December 31, 2001, 2000 and 1999, the Company purchased mortgage loans totalling $395.6 million, $160.7 million and $311.8 million, respectively, all of which were purchased from the Bank.

(7)  Commitments and Contingencies

ARMs whose interest rates adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. If the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. At December 31, 2001 and 2000, residential mortgage loans included approximately $115.2 million and $172.2 million, respectively, of principal balance that had the potential to negatively amortize. At December 31, 2001 and 2000, approximately $8.6 million and $18.9 million, respectively, of residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeds the original principal balance. The current principal balance

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


exceeded the original principal balance by approximately $264,000 and $712,000 as of December 31, 2001 and 2000, respectively.

(8)  Fair Value of Financial Instruments

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000 (in thousands):



                                                                    2001                       2000
                                                           ----------------------     ---------------------
                                                            Carrying       Fair        Carrying        Fair
                                                             Value         Value        Value         Value
                                                           ----------   ---------     -----------   --------
             Residential mortgage loans, net                  $933,168    $942,823      $970,398     $968,513
             Cash and Cash Equivalents                          18,702      18,702         8,526        8,526
             Accrued Interest Receivable                         4,137       4,137         5,615        5,615



The carrying amounts in the table are included in the accompanying balance sheet under the captions residential mortgage loans, net, cash and cash equivalents and accrued interest receivable, respectively.

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

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(9)  Selected Quarterly Financial Data

The following table represents selected quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands) (unaudited):



                                                                                Quarter Ended
                                               ----------------------------------------------------------------
                                                  December 31,     September 30,      June 30,      March 31,
                                                     2001              2001            2001          2001        Total 2001
                                                     ----              ----            ----          ----        ----------

       Interest income (1)                          $14,174           $15,960        $16,901        $17,758       $64,793
       Total noninterest expense                         27                59             12             25           123
                                                    -------           -------        -------        -------       -------
       Net income                                   $14,147           $15,901        $16,889        $17,733       $64,670
                                                    =======           =======        =======        =======       =======


                                                                                 Quarter Ended
                                               ----------------------------------------------------------------
                                                 December 31,     September 30,      June 30,      March 31,
                                                     2000              2000            2000          2000        Total 2000
                                                     ----              ----            ----          ----        ----------


       Interest income (1)                         $  17,975         $17,674        $17,294        $16,913        $69,856
       Total noninterest expense (income)                 14              33            (26)            40             61
                                                   ---------         -------        -------        -------        -------
       Net income                                  $  17,961         $ 7,641        $17,320        $16,873        $69,795
                                                   =========         =======        =======        =======        =======


-----------------------
(1)    Gross interest income less servicing fee expense