Form 10-Q
period 2002-03-31
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2002-05-10
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002   Commission file number: 1-12639
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

The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on May 9, 2002: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     FIRST QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Balance Sheets
              March 31, 2002 and December 31, 2001...........................................................3

              Unaudited Statements of Income
              Three months ended March 31, 2002 and 2001.....................................................4

              Unaudited Statement of Stockholders' Equity
              Three months ended March 31, 2002..............................................................5

              Unaudited Statements of Cash Flows
              Three months ended March 31, 2002 and 2001.....................................................6

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

     Item 1.  Legal Proceedings.............................................................................14

     Item 6.  Exhibits and Current Reports on Form 8-K......................................................14

     Signature..............................................................................................15

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                                                March 31,   December 31,
ASSETS                                                                            2002         2001
                                                                               ----------   ----------
Residential mortgage loans, net                                                $  939,036   $  933,168
Cash and cash equivalents                                                          19,214       18,702
Due from affiliates                                                                52,611       56,622
Accrued interest receivable                                                         4,209        4,138
Foreclosed real estate, net                                                          --             99
                                                                               ----------   ----------
     TOTAL ASSETS                                                              $1,015,070   $1,012,729
                                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                              $      771   $      638
Accounts payable and accrued liabilities                                              291          237
                                                                               ----------   ----------

     Total Liabilities                                                              1,062          875
                                                                               ----------   ----------

Commitments and contingencies                                                        --           --

Stockholders' Equity:

Preferred stock, par value $0.01 per share, liquidation preference
     $500,000, 30,000,000 shares authorized, 20,000,000 shares
     issued and outstanding                                                       500,000      500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                             --           --
Additional paid-in capital                                                        500,000      500,000
Retained earnings                                                                  14,008       11,854
                                                                               ----------   ----------

     Total Stockholders' Equity                                                 1,014,008    1,011,854
                                                                               ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,015,070   $1,012,729
                                                                               ==========   ==========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                2002        2001
                                                                                                ----        ----
INTEREST INCOME

Residential mortgage loans                                                                    $ 14,443    $ 18,482
     Less: servicing fee expense                                                                  (884)       (929)
                                                                                              --------    --------
                                                                                                13,559      17,553
Short-term investments                                                                              86         205
                                                                                              --------    --------
     Interest income, net of servicing fee expense                                              13,645      17,758

NONINTEREST EXPENSE

Director fees                                                                                        9           8
Professional fees                                                                                   54           8
Foreclosed real estate operations, net                                                              --         (14)
Other                                                                                               22          24
                                                                                              --------    --------

     Total noninterest expense                                                                      85          26
                                                                                              --------    --------

NET INCOME                                                                                      13,560      17,732

Preferred stock dividends                                                                       11,406      11,406
                                                                                              --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                    $  2,154    $  6,326
                                                                                              ========    ========

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2002
                                   (Unaudited)
                             (dollars in thousands)

                                                                               Additional                         Total
                                                    Preferred      Common       Paid-in        Retained       Stockholders'
                                                      Stock         Stock       Capital        Earnings          Equity
                                                      -----         -----       -------        --------          ------
BALANCE AT DECEMBER 31, 2001                       $   500,000   $      --     $   500,000    $    11,854    $   1,011,854

Net income                                                --            --            --           13,560           13,560

Dividends paid on 9 1/8% noncumulative
     Exchangeable preferred stock, series A               --            --            --          (11,406)         (11,406)
                                                   -----------   -----------   -----------    -----------    -------------
BALANCE AT MARCH 31, 2002                          $   500,000   $      --     $   500,000    $    14,008    $   1,014,008
                                                   ===========   ===========   ===========    ===========    =============

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                 (in thousands)

                                                                                                      2002         2001
                                                                                                      ----         ----
OPERATING ACTIVITIES:

Net income                                                                                         $  13,560    $  17,732
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                                              1,275          463
     Interest capitalized on negatively amortizing loans                                                --            (33)
     Gain on sales of foreclosed real estate, net                                                       --            (14)
     Decrease (increase) in due from affiliates                                                          188         (740)
     Decrease (increase) in accrued interest receivable                                                  385          514
     Increase (decrease) in accounts payable and accrued liabilities                                      54          (45)
     Increase (decrease) in due to affiliates                                                            133       11,301
                                                                                                   ---------    ---------

Net cash provided by operating activities                                                             15,595       29,178

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                                          (160,291)     (53,643)
Mortgage loan principal repayments                                                                   156,911       52,813
Purchase of accrued interest receivable                                                                 (456)        (211)
Proceeds from sales of foreclosed real estate                                                            159          561
                                                                                                   ---------    ---------

Net cash used in investing activities                                                                 (3,677)        (480)

FINANCING ACTIVITIES:

Preferred stock dividends paid                                                                       (11,406)     (11,406)
                                                                                                   ---------    ---------

Net cash used in financing activities                                                                (11,406)     (11,406)
                                                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                512       17,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      18,702        8,526
                                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  19,214    $  25,818
                                                                                                   =========    =========

Supplemental disclosure of cash flow information:
     Non-cash investing activities:
          Mortgage loan principal increase (decrease) for timing difference between principal repayments received by servicer and related cash
              received by Company during the period                                                         $   3,823    $ (18,836)

See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

     The accompanying financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     As the Company's common stock is wholly owned by California Federal Bank (the "Bank"), earnings per share data is not presented.

(2)  Residential Mortgage Loans, Net

     At March 31, 2002 and December 31, 2001, residential mortgage loans, net, consisted of the following (in thousands):

                                             March 31,   December 31,
                                               2002         2001
                                               ----         ----
     1-4 unit residential mortgage loans     $ 938,050    $ 932,683
     Purchase discounts and premiums, net        8,592        8,073
     Allowance for loan losses                  (7,606)      (7,588)
                                             ---------    ---------

     Total residential mortgage loans, net   $ 939,036    $ 933,168
                                             =========    =========

     Residential mortgage loans consist primarily of adjustable rate mortgages ("ARMs") which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate, the six-month Treasury rate, and the average of interbank offered rates for six month U.S. dollar denominated deposits in the London market ("LIBOR"). Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term. Included in residential mortgage loans are hybrid ARMs, which have an initial three or five-year fixed rate period, followed by annual interest rate adjustments. As of March 31, 2002 and December 31, 2001, approximately 67% and 61%, respectively, of residential mortgage loans consisted of such hybrid ARMs.

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9?% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the three month period ended March 31, 2002 and 2001 to the holders of the Series A Preferred Shares totalled approximately $11.4 million.

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the three months ended March 31, 2002 and 2001.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $884,000 and $929,000 for the three months ended March 31, 2002 and 2001, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $1,000 during the three months ended March 31, 2001. No such fees were recorded during the three months ended March 31, 2002. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $52.6 million and $56.6 million at March 31, 2002 and December 31, 2001, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in April 2002 and January 2002, respectively, as provided in the Servicing Agreement. At March 31, 2002 and December 31, 2001, trust funds of approximately $1.2 million and $1.4 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of March 31, 2002 and December 31, 2001, the Company owed the Bank approximately $771,000 and $638,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during April 2002 and January 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that pertain to our future operating results. Words such as "anticipate," "believe," "expect," "intend," and other similar expressions are intended to identify these statements. Forward-looking statements are not historical facts and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our actual results could differ materially from those in the forward-looking statements due to such factors as (i) the Company's dependence upon the operations of its affiliated servicer and upon the financial condition and operations of its parent, California Federal Bank; (ii) regulatory restrictions on the Company's operations; (iii) interest rate changes; (iv) declines in real estate values and increases in uncollected or uncollectable mortgage loans; (v) the concentration of the Company's portfolio in loans secured by residential properties located in California; (vi) the inclusion of high balance mortgage loans in the Company's portfolio; (vii) changes made by the Company's Board of Directors in the Company's investment and operating policies and strategies, including whether or not to incur indebtedness; and (viii) failure to qualify as a real estate investment trust for federal income tax purposes. These factors are discussed in greater detail in our 10-K for 2001, under the heading "Business - Factors That May Affect Future Results." We assume no obligation to update any of our forward-looking statements.

FINANCIAL HIGHLIGHTS

The following information is presented as of March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001 (dollars in thousands):

                                                              2002             2001
                                                              ----             ----
     Statements of Income - Three Months Ended March 31:

     Net interest income                                   $    13,645    $   17,758
     Net income                                            $    13,560    $   17,733
     Average yield on mortgage loans                              5.40%         7.06%

     Balance Sheet as of March 31:


     Residential mortgage loans, net                       $   939,036    $  951,947
     Total assets                                          $ 1,015,070    $1,017,799
     Total stockholders' equity                            $ 1,014,008    $1,006,177

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

RESULTS OF OPERATIONS

Three months ended March 31, 2002 versus three months ended March 31, 2001

Net Income. The Company reported net income for the three months ended March 31, 2002 of $13.6 million compared with net income of $17.7 million for the corresponding period in 2001. This decrease in 2002 compared with 2001 is attributable to a decrease in net interest income.

During each of the three month periods ended March 31, 2002 and 2001, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended March 31, 2002 and 2001 totalled $2.2 million and $6.3 million, respectively. No common stock dividends were paid during the three months ended March 31, 2002 and 2001.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the three months ended March 31, 2002 of $13.6 million, a decrease of $4.2 million from the $17.8 million reported for the three month period ended March 31, 2001. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 5.40% on residential mortgage loans during the three month period ended March 31, 2002 as compared to the 7.06% yield for the same period in 2001 is primarily due to the repricing of variable rate loans at lower rates during 2002 and the purchase of new loans at lower current market rates. The average outstanding balance of residential mortgage loans during the three month period ended March 31, 2002 was $10.1 million higher than during the same period in 2001. Interest income, net of servicing fee expense, during the three months ended March 31, 2002 is comprised of $13.6 million ($14.4 million gross interest less $884,000 servicing fee expense) from residential mortgage loans and $86,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 5.40% and on earning assets of 5.31%, based on average outstanding asset balances of $1,004.3 million and $1,028.0 million, respectively. Interest income, net of servicing fee expense, during the three months ended March 31, 2001 is comprised of $17.5 million ($18.5 million gross interest less $929,000 servicing fee expense) from residential mortgage loans and $205,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 7.06% and on earning assets of 7.04%, based on average outstanding asset balances of $994.2 million and $1,009.3 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the three month periods ended March 31, 2002 and 2001. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.

RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at March 31, 2002 or December 31, 2001.

The following table reflects residential mortgage loans with past due principal and interest payments as of March 31, 2002 and December 31, 2001:

                                              March 31, 2002                         December 31, 2001
                                              --------------                         -----------------
                                 Principal Balance         Percent        Principal Balance       Percent
                                   (in thousands)       of Total Loans     (in thousands)     of Total Loans
                                   --------------       --------------     --------------     --------------

     30 to 59 days past due              $263               0.03%              $1,593               0.17%

     60 to 89 days past due                38                 --                1,397                0.15

     90 days or more past due           2,813               0.30                2,214                0.24
                                     --------            -------             --------            --------
                                       $3,114               0.33%              $5,204                0.56%
                                     ========            =======             ========            =========

ALLOWANCE FOR LOAN LOSSES

As of March 31, 2002, the Company has allocated $306,000 of its allowance for loan losses against specific problem loans, with the remaining $7.3 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of March 31, 2002 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the amount is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the three months ended March 31, 2002 and 2001 (in thousands):

                                                   2002           2001
                       -                          -------       -------
     Balance - January 1                          $ 7,588       $ 7,641
     Provision for loan losses                         --            --
     Recoveries (charge-offs), net                     18            17
                                                  -------       -------
     Balance - March 31                           $ 7,606       $ 7,658
                                                  =======       ========


The Company's allowance coverage ratio (allowance for loan losses to loans) at March 31, 2002 and December 31, 2001 was .80% and .81%, respectively.

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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $100.6 million and $115.2 million of the residential mortgage loans held by the Company at March 31, 2002 and December 31, 2001, respectively, had the potential to negatively amortize, while approximately $6.0 million and $8.6 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at March 31, 2002 and December 31, 2001, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $197,000 and $264,000 as of March 31, 2002 and December 31, 2001, respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of March 31, 2002:

                                                                                        Book Value
                                                                                       (in thousands)   Percent
                                                                                       --------------   -------
California                                                                                $ 741,417      79.04%
Illinois                                                                                     22,616       2.41
Florida                                                                                      21,571       2.30
Colorado                                                                                     20,885       2.23
Texas                                                                                        17,437       1.86
New York                                                                                     13,587       1.45
Nevada                                                                                       13,514       1.44
Washington                                                                                   12,253       1.30
Other states (31 states and Washington, D.C.; no state has more than 1%)                     74,770       7.97
                                                                                             ------       ----
                                                                                          $ 938,050     100.00%
                                                                                          =========     ======

The 79.0% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. There is evidence of deterioration in some real estate markets, especially in northern California. As of March 31, 2002, 41% of the Company's total residential mortgage loan portfolio was comprised of loans secured by properties located in northern California.

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

As presented in the accompanying statement of cash flows, the primary sources of funds during the three months ended March 31, 2002 were $15.6 million provided by operating activities and $157.0 million provided by mortgage loan principal repayments. The primary uses of funds were $160.3 million in purchases of mortgage loans and $11.4 million in preferred stock dividends paid.

OTHER MATTERS

As of March 31, 2002, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Company since the Company's report in Item 7A of its Form 10-K for the year ended December 31, 2001.

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

         3.2 By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (File No. 333-11609).

     (b) Reports on Form 8-K:

         No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         California Federal Preferred Capital Corporation


                                          /s/ Richard H.Terzian
                         -------------------------------------------------------
                    By:  Richard H. Terzian
                         Executive Vice President, Chief Financial Officer and Director

                         (Signing on behalf of the Registrant and as the Principal Financial Officer)



May 9, 2002