Form 10-Q
period 2002-09-30
CALIFORNIA FEDERAL PREFERRED CAPITAL CORPATION
filed 2002-11-06
CIK 1027283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period
ended: September 30, 2002                        Commission file number: 1-12639
       ------------------                                                -------


                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                             94-3254883
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


200 Crescent Court, Suite 1350, Dallas, Texas                       75201
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No
                                          -----     ----

     The number of shares outstanding of registrant's $0.01 par value common stock, as of the close of business on November 6, 2002: 1,000 shares.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                         PAGE NO.
                                                                                                         --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Balance Sheets
              September 30, 2002 and December 31, 2001.......................................................3

              Unaudited Statements of Income
              Nine months ended September 30, 2002 and 2001..................................................4

              Unaudited Statements of Income
              Three months ended September 30, 2002 and 2001.................................................5

              Unaudited Statement of Stockholders' Equity
              Nine months ended September 30, 2002...........................................................6

              Unaudited Statements of Cash Flows
              Nine months ended September 30, 2002 and 2001..................................................7

              Notes to Unaudited Financial Statements........................................................8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................15

     Item 4.  Controls and Procedures.......................................................................15


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................16

     Item 5.  Other Information.............................................................................16

     Item 6.  Exhibits and Current Reports on Form 8-K......................................................16

     Signature..............................................................................................17

     Certifications.........................................................................................18

                           CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                            BALANCE SHEETS
                               September 30, 2002 and December 31, 2001
                                              (Unaudited)
                             (dollars in thousands, except per share data)


                                                                                 September 30,       December 31,
ASSETS                                                                                2002              2001
                                                                                  -----------        -----------
Residential mortgage loans, net                                                   $   939,453        $   933,168
Cash and cash equivalents                                                              22,623             18,702
Due from affiliates                                                                    54,140             56,622
Accrued interest receivable                                                             3,906              4,138
Foreclosed real estate, net                                                                --                 99
                                                                                  -----------        -----------
     TOTAL ASSETS                                                                 $ 1,020,122        $ 1,012,729
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                                 $     1,039        $       638
Accounts payable and accrued liabilities                                                  192                237
                                                                                  -----------        -----------
     Total Liabilities                                                                  1,231                875
                                                                                  -----------        -----------

Commitments and contingencies                                                              --                 --

Stockholders' Equity:

Preferred stock, 9 1/8% noncumulative exchangeable series A, par value
     $0.01 per share, liquidation preference $500,000, 30,000,000 shares
     authorized, 20,000,000 shares issued and outstanding                             500,000            500,000
Common stock, par value $0.01 per share, 30,000,000 shares authorized,
     1,000 shares issued and outstanding                                                   --                 --
Additional paid-in capital                                                            500,000            500,000
Retained earnings                                                                      18,891             11,854
                                                                                  -----------        -----------
     Total Stockholders' Equity                                                     1,018,891          1,011,854
                                                                                  -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,020,122        $ 1,012,729
                                                                                  ===========        ===========








See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                 (in thousands)

                                                             2002          2001
                                                             ----          ----
INTEREST INCOME

Residential mortgage loans                                 $ 43,893      $ 52,690
     Less: servicing fee expense                             (2,704)       (2,734)
                                                           --------      --------
                                                             41,189        49,956
Short-term investments                                          268           663
                                                           --------      --------
     Interest income, net of servicing fee expense           41,457        50,619

NONINTEREST EXPENSE

Director fees                                                    66            65
Professional fees                                               111            57
Foreclosed real estate operations, net                           (1)          (64)
Other                                                            25            38
                                                           --------      --------
     Total noninterest expense                                  201            96
                                                           --------      --------

NET INCOME                                                   41,256        50,523

Preferred stock dividends                                    34,219        34,219
                                                           --------      --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER                 $  7,037      $ 16,304
                                                           ========      ========










See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                 (in thousands)

                                                           2002          2001
                                                           ----          ----
INTEREST INCOME

Residential mortgage loans                              $ 14,563       $ 16,638
     Less: servicing fee expense                            (918)          (895)
                                                        --------       --------
                                                          13,645         15,743
Short-term investments                                        94            217
                                                        --------       --------
     Interest income, net of servicing fee expense        13,739         15,960

NONINTEREST EXPENSE

Director fees                                                  6             51
Professional fees                                             26             20
Foreclosed real estate operations, net                        --            (17)
Other                                                          3              6
                                                        --------       --------
     Total noninterest expense                                35             60
                                                        --------       --------

NET INCOME                                                13,704         15,901

Preferred stock dividends                                 11,406         11,406
                                                        --------       --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER              $  2,298       $  4,494
                                                        ========       ========










See accompanying notes to unaudited financial statements.

                              CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                    Nine Months Ended September 30, 2002
                                                 (Unaudited)
                                           (dollars in thousands)

                                                                                    Additional                        Total
                                                     Preferred         Common        Paid-in         Retained      Stockholders'
                                                       Stock           Stock         Capital         Earnings         Equity
                                                       -----           -----         -------         --------         ------
BALANCE AT DECEMBER 31, 2001                          $500,000       $     --       $500,000         $ 11,854      $1,011,854

Net income                                                  --             --             --           41,256          41,256

Dividends paid on 9 1/8% noncumulative
     exchangeable preferred stock, series A                 --             --             --          (34,219)        (34,219)
                                                      --------       --------       --------         --------      ----------
BALANCE AT SEPTEMBER 30, 2002                         $500,000       $     --       $500,000         $ 18,891      $1,018,891
                                                      ========       ========       ========         ========      ==========













See accompanying notes to unaudited financial statements.

                               CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION

                                           STATEMENTS OF CASH FLOWS
                                 Nine Months Ended September 30, 2002 and 2001
                                                  (Unaudited)
                                                (in thousands)

                                                                                          2002         2001
                                                                                          ----         ----
OPERATING ACTIVITIES:

Net income                                                                            $  41,256      $  50,523
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of purchase discounts and premiums, net                                 3,213          2,043
     Interest capitalized on negatively amortizing loans                                     --            (60)
     Gain on sales of foreclosed real estate, net                                            (1)           (64)
     Decrease (increase) in due from affiliates                                             259            (44)
     Decrease in accrued interest receivable                                              1,446          1,527
     Decrease in accounts payable and accrued liabilities                                   (45)           (19)
     Increase in due to affiliates                                                          401            363
                                                                                      ---------      ---------
Net cash provided by operating activities                                                46,529         54,269

INVESTING ACTIVITIES:

Purchase of mortgage loans                                                             (427,422)      (263,618)
Mortgage loan principal repayments                                                      420,147        259,357
Purchase of accrued interest receivable                                                  (1,214)          (971)
Proceeds from sales of foreclosed real estate                                               100            648
                                                                                      ---------      ---------
Net cash used in investing activities                                                    (8,389)        (4,584)

FINANCING ACTIVITIES:

Preferred stock dividends paid                                                          (34,219)       (34,219)
                                                                                      ---------      ---------
Net cash used in financing activities                                                   (34,219)       (34,219)
                                                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,921         15,466

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         18,702          8,526
                                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  22,623      $  23,993
                                                                                      =========      =========

Supplemental disclosure of cash flow information:
     Non-cash investing activities:
          Mortgage loan principal increase (decrease) for timing difference between principal repayments received by servicer and related cash
              received by Company during the period                                   $   2,223      $ (19,532)




See accompanying notes to unaudited financial statements.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying financial statements of California Federal Preferred Capital Corporation (the "Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of Regulation S-X,
     Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

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

(2)  Residential Mortgage Loans, Net

     At September 30, 2002 and December 31, 2001, residential mortgage loans, net, consisted of the following (in thousands):

                                                  September 30,     December 31,
                                                       2002             2001
                                                    ---------        ---------

     1-4 unit residential mortgage loans            $ 937,147        $ 932,683
     Purchase discounts and premiums, net               9,840            8,073
     Allowance for loan losses                         (7,534)          (7,588)
                                                    ---------        ---------


     Total residential mortgage loans, net          $ 939,453        $ 933,168
                                                    =========        =========


     Residential mortgage loans consist primarily of adjustable rate mortgages ("ARMs"), which adjust periodically based on changes in various indices including the FHLB Eleventh District Cost of Funds, the one-year Treasury rate, the six-month Treasury rate, and the average of interbank offered rates for six month U.S. dollar denominated deposits in the London market ("LIBOR"). Certain types of residential mortgage loans contain an option for the mortgagor to convert the ARM to a fixed rate loan for the remainder of the term. Included in residential mortgage loans are hybrid ARMs, which have an initial three or five-year fixed rate period, followed by annual interest rate adjustments. As of September 30, 2002 and December 31, 2001, approximately 68% and 61%, respectively, of residential mortgage loans consisted of such hybrid ARMs.

(3)  Dividends

     Holders of Series A Preferred Shares (as defined herein) are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9 1/8% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the nine month period ended September 30, 2002 and 2001 to the holders of the Series A Preferred Shares totalled approximately $34.2 million.

     Dividends on common stock are paid if, when and as authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid during the nine months ended September 30, 2002 or 2001.

                CALIFORNIA FEDERAL PREFERRED CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Related Party Transactions

     The Company entered into a servicing agreement with First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC performs the actual servicing of the residential mortgage loans held by the Company in accordance with normal industry practice (the "Servicing Agreement"). The Servicing Agreement can be terminated without cause with at least 30 days prior written notice to FNMC and payment to FNMC of a termination fee equal to 2% of the outstanding principal balances of the loans. The servicing fee ranges from 0.25% to 0.50% per year of the outstanding principal balances. Servicing fee expense paid totalled $2.7 million for each of the nine months ended September 30, 2002 and 2001, respectively. FNMC is also entitled to a 1% disposition fee on the aggregate proceeds obtained in the sale of a defaulted residential mortgage loan. The Company recorded such disposition fees totalling approximately $5,000 during the nine months ended September 30, 2001. No such fees were recorded during the nine months ended September 30, 2002. These disposition fees are included in other noninterest expense in the accompanying statements of income.

     In its capacity as servicer, FNMC holds mortgage loan payments received on behalf of the Company in a custodial account at the Bank. The balance of this account totalled approximately $54.1 million and $56.6 million at September 30, 2002 and December 31, 2001, respectively, and is included in due from affiliates. Substantially all of such payments were passed through to the Company in October 2002 and January 2002, respectively, as provided in the Servicing Agreement. At September 30, 2002 and December 31, 2001, trust funds of approximately $2.7 million and $1.4 million, respectively, representing escrows received from borrowers, were on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

     As of September 30, 2002 and December 31, 2001, the Company owed the Bank approximately $1,039,000 and $638,000, respectively, in connection with the settlement of loans purchased from the Bank, advances related to foreclosed real estate and expenses incurred by the Company to be reimbursed to the Bank. These amounts were paid to the Bank during October 2002 and January 2002, respectively.

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


FINANCIAL HIGHLIGHTS

The following information is presented as of September 30, 2002 and 2001 and for the nine and three months ended September 30, 2002 and 2001 (dollars in thousands):

                                                              2002       2001
                                                              ----       ----
Statements of Income - Nine Months Ended September 30

Net interest income                                      $   41,457   $   50,619
Net income                                               $   41,256   $   50,523
Average yield on mortgage loans                               5.48%        6.69%

Statements of Income - Three Months Ended September 30

Net interest income                                      $   13,739   $   15,960
Net income                                               $   13,704   $   15,901
Average yield on mortgage loans                               5.46%        6.31%

Balance Sheet as of September 30


Residential mortgage loans, net                          $  939,453   $  953,065
Total assets                                             $1,020,122   $1,016,865
Total stockholders' equity                               $1,018,891   $1,016,865


OVERVIEW

The Company's principal business objective is to acquire, hold and manage residential mortgage loans that will generate net income for distribution to stockholders. The Company currently intends to invest in residential mortgage loans only. The Company's current policy prohibits the acquisition of any mortgage loan, which is delinquent at the time of the proposed acquisition or which meets certain criteria for non-performance during the preceding 12 months. The Company currently expects that substantially all of the residential mortgage loans to be acquired will be conventional or hybrid adjustable rate loans; however, the Company may from time to time acquire fixed interest rate residential mortgage loans. The Company anticipates it will continue to acquire all of its residential mortgage loans from the Bank or affiliates of the Bank as whole loans secured by first mortgages or deeds of trust on 1-4 unit residential real estate properties, although mortgage loans may be acquired from unaffiliated third parties. The Company may from time to time acquire fixed rate or variable rate mortgage-backed securities issued or guaranteed by agencies of the federal government or government sponsored agencies. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential, multifamily or commercial real estate properties located throughout the United States.

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


RESULTS OF OPERATIONS

Nine months ended September 30, 2002 versus nine months ended September 30, 2001

Net Income. The Company reported net income for the nine months ended September 30, 2002 of $41.3 million compared with net income of $50.5 million for the corresponding period in 2001. This decrease in 2002 compared with 2001 is attributable to a decrease in net interest income.

During each of the nine month periods ended September 30, 2002 and 2001, the Company declared and paid dividends of $34.2 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the nine months ended September 30, 2002 and 2001 totalled $7.0 million and $16.3 million, respectively. No common stock dividends were paid during the nine months ended September 30, 2002 and 2001.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the nine months ended September 30, 2002 of $41.5 million, a decrease of $9.1 million from the $50.6 million reported for the nine month period ended September 30, 2001. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 5.48% on residential mortgage loans during the nine month period ended September 30, 2002 as compared to the 6.69% yield for the same period in 2001 is primarily due to the effect of the variable rate loans at lower rates. The average outstanding balance of residential mortgage loans during the nine month period ended September 30, 2002 was $6.8 million higher than during the same period in 2001. Interest income, net of servicing fee expense, during the nine months ended September 30, 2002 is comprised of $41.2 million ($43.9 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $268,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 5.48% and on earning assets of 5.38%, based on average outstanding asset balances of $1,002.1 million and $1,027.1 million, respectively. Interest income, net of servicing fee expense, during the nine months ended September 30, 2001 is comprised of $50.0 million ($52.7 million gross interest less $2.7 million servicing fee expense) from residential mortgage loans and $663,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.69% and on earning assets of 6.64%, based on average outstanding asset balances of $995.3 million and $1,017.1 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the nine month periods ended September 30, 2002 and 2001. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.


Three months ended September 30, 2002 versus three months ended September 30,
2001

Net Income. The Company reported net income for the three months ended September 30, 2002 of $13.7 million compared with net income of $15.9 million for the corresponding period in 2001. This decrease in 2002 compared with 2001 is attributable to a decrease in net interest income.

During each of the three month periods ended September 30, 2002 and 2001, the Company declared and paid dividends of $11.4 million on the outstanding Series A Preferred Shares. Net income available to the common stockholder for the three months ended September 30, 2002 and 2001 totalled $2.3 million and $4.5 million, respectively. No common stock dividends were paid during the three months ended September 30, 2002 and 2001.

Net Interest Income. The Company reported interest income, net of servicing fee expense, for the three months ended September 30, 2002 of $13.6 million, a decrease of $2.1 million from the $15.7 million reported for the three month period ended September 30, 2001. This decrease in interest income is attributed to a lower average yield on the residential mortgage loan portfolio. The lower yield of 5.46% on residential mortgage loans during the three month period ended September 30, 2002 as compared to the 6.31% yield for the same period in 2001 is primarily due to the repricing of variable rate loans at lower rates during 2002 and the purchase of new loans at lower current market rates. The average outstanding balance of residential mortgage loans during the three month period ended September 30, 2002 was $1.3 million higher than during the same period in 2001. Interest income, net of servicing fee expense, during the three months ended September 30, 2002 is comprised of $13.6 million ($14.6 million gross interest less $918,000 servicing fee expense) from residential mortgage loans and $94,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 5.46% and on earning assets of 5.36%, based on average outstanding asset balances of $999.5 million and $1,026.0 million, respectively. Interest income, net of servicing fee expense, during the three months ended September 30, 2001 is comprised of $15.7 million ($16.6 million gross interest less $895,000 servicing fee expense) from residential mortgage loans and $217,000 from short-term investments, representing an average yield after servicing fees on residential mortgage loans of 6.31% and on earning assets of 6.22%, based on average outstanding asset balances of $998.2 million and $1,025.6 million, respectively.

The computation of the average yield on residential mortgage loans and on earning assets is based on daily average outstanding asset balances that include nonaccruing loans and the amount of principal payments collected by FNMC but not yet remitted to the Company, which is included in due from affiliates on the balance sheets.

Provision for Loan Losses. The Company recorded no provision for loan losses in either of the three month periods ended September 30, 2002 and 2001. The determination to record no provision for loan losses during these periods is the result of management's evaluation of the adequacy of the allowance for loan losses based on, among other things, the Bank's and the Company's past loan loss experience, known and inherent risks in the residential mortgage loan portfolio, adverse situations that have occurred but are not yet known and that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and economic conditions.


RESIDENTIAL MORTGAGE LOANS

The Company reinvests principal collections in additional residential mortgage loans purchased from either the Bank or its affiliates on a periodic basis.

It is the Company's policy to place a loan on nonaccrual when a borrower is 90 days or more delinquent. There were no accruing loans contractually past due 90 days or more at September 30, 2002 or December 31, 2001.

The following table reflects residential mortgage loans with past due principal and interest payments as of September 30, 2002 and December 31, 2001:

                                                     September 30, 2002                       December 31, 2001
                                                     ------------------                       -----------------
                                            Principal Balance         Percent        Principal Balance       Percent
                                              (in thousands)       Of Total Loans      (in thousands)     of Total Loans
                                              --------------       --------------      --------------     --------------
       30 to 59 days past due                    $   775                 0.08%             $1,593               0.17%

       60 to 89 days past due                         --                   --               1,397               0.15

       90 days or more past due                      968                 0.10               2,214               0.24
                                                 -------                 ----              ------               ----


                                                 $ 1,743                 0.18%             $5,204               0.56%
                                                 =======                 ====              ======               ====



ALLOWANCE FOR LOAN LOSSES

As of September 30, 2002, the Company has allocated $148,000 of its allowance for loan losses against specific problem loans, with the remaining $7.4 million available to absorb potential loan losses from the entire residential mortgage loan portfolio. The Company deems its allowance for loan losses as of September 30, 2002 to be adequate. Although the Company believes that it has sufficient allowances to absorb losses which currently exist in the portfolio, the amount is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Company will continue to periodically reassess the adequacy of the allowance for loan losses.

The following table reflects the activity in the Company's allowance for loan losses for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                        2002          2001
                                                        ----          ----


     Balance - January 1                              $ 7,588       $ 7,641
     Provision for loan losses                             --            --
     Recoveries (charge-offs), net                        (54)           13
                         --                           -------       -------
     Balance - September 30                           $ 7,534       $ 7,654
                                                      =======       =======


The Company's allowance coverage ratio (allowance for loan losses to loans) at September 30, 2002 and December 31, 2001 was .80% and .81%, respectively.


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

Residential mortgage loans which have interest rates that adjust monthly based upon the FHLB Eleventh District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is generally not allowed to exceed 125% of the original loan amount as a result of negative amortization. Every five years and at any time the loan reaches its maximum amount, the loan payment is recalculated to the payment sufficient to repay the unpaid balance in full at the maturity date. Approximately $84.9 million and $115.2 million of the residential mortgage loans held by the Company at September 30, 2002 and December 31, 2001, respectively, had the potential to negatively amortize, while approximately $3.1 million and $8.6 million of the residential mortgage loans had negatively amortized such that the current principal balance of the loan exceeded the original principal balance at September 30, 2002 and December 31, 2001, respectively. The current principal balance exceeded the original principal balance on those loans by approximately $109,000 and $264,000 as of September 30, 2002 and December 31, 2001,
respectively. If there is an increase in interest rates on such residential mortgage loans (as measured by the indices upon which the interest rates of the residential mortgage loans are based), where such increase in the interest rate does not coincide with a corresponding adjustment of the borrower's monthly payment, the Company may experience a decrease in cash available to be distributed to its common stockholder.


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

The Company's exposure to geographic concentrations directly affects the credit risk of the residential mortgage loans within the portfolio. The following table shows the residential mortgage loan portfolio by geographical area as of September 30, 2002:

                                                       Book Value
                                                     (in thousands)   Percent
                                                     --------------   -------
California                                              $ 721,241      76.96%
Illinois                                                   25,346       2.70
Colorado                                                   23,945       2.55
Florida                                                    23,583       2.52
Texas                                                      18,151       1.94
Washington                                                 13,180       1.41
Maryland                                                   12,819       1.37
Nevada                                                     12,260       1.31
New York                                                   11,943       1.27
Missouri                                                   11,354       1.21
Other states (30 states and Washington, D.C.;
 no state has more than 1%)                                63,325       6.76
                                                        ---------     ------
                                                        $ 937,147     100.00%
                                                        =========     ======


The 77% of the Company's total residential mortgage loan portfolio comprised of loans secured by residential real estate properties located in California may be subject to a greater risk of default than other comparable residential mortgage loans in the event of natural hazards or other adverse conditions in California that may affect the ability of residential property owners in California to make payments of principal and interest on underlying mortgages. There is evidence of deterioration in some real estate markets, especially in northern California. As of September 30, 2002, 41% of the Company's total residential mortgage loan portfolio was comprised of loans secured by properties located in northern California.


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

As presented in the accompanying statement of cash flows, the primary sources of funds during the nine months ended September 30, 2002 were $46.5 million provided by operating activities and $420.1 million provided by mortgage loan principal repayments. The primary uses of funds were $427.4 million in purchases of mortgage loans and $34.2 million in preferred stock dividends paid.

OTHER MATTERS

As of September 30, 2002, the Company was in full compliance with the REIT tax rules and believes that it will continue to qualify as a REIT under the provisions of the IRC. The Company calculates:

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


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of Company, the Bank or any of its affiliates is currently involved in, nor, to the Company's knowledge, is currently threatened with, any material litigation with respect to the residential mortgage loans included in the portfolio other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.


ITEM 5. OTHER INFORMATION

On May 21, 2002, Golden State Bancorp, Inc., a Delaware corporation and indirect parent of the Company, Citigroup, Inc., a Delaware corporation, and Mercury Merger Sub, Inc., a Delaware corporation and subsidiary of Citigroup, Inc., entered into an Agreement and Plan of Merger. This Agreement provides for, among other things, the merger of Golden State Bancorp, Inc. with and into Mercury Merger Sub, Inc. with Mercury Merger Sub, Inc. as the surviving corporation. On October 28, 2002 Citigroup, Inc. received Federal Reserve Board approval for this merger. On October 29, 2002 the OTS approved the related merger of the Bank with and into Citibank (West), FSB (in formation). The mergers are expected to close during the fourth quarter of 2002.


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

          99.1 Certification of Periodic Report by Gerald J. Ford.

          99.2 Certification of Periodic Report by Richard H. Terzian.

     (b)  Reports on Form 8-K:

          No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                  (Signing on behalf of the Registrant and as the Principal Financial Officer)





November 6, 2002

                                 CERTIFICATIONS


CERTIFICATION BY CHAIRMAN AND CHIEF EXECUTIVE OFFICER

I, Gerald J. Ford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of California Federal Preferred Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/  Gerald J. Ford
                                     -----------------------------------------
                                     By:  Gerald J. Ford
                                          Chairman and Chief Executive Officer


November 4, 2002

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Richard H. Terzian, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of California Federal Preferred Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/  Richard H. Terzian
                                      ---------------------------------
                                      By:  Richard H. Terzian
                                           Chief Financial Officer


November 4, 2002